Form 10-K
period 2008-12-31
GISSER AUTOMOTIVE CONCEPTS INC
filed 2009-08-14
CIK 1403930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from___________, to _____________

Commission file number: 333-145181

Gisser Automotive Concepts, Inc.
(Name of Small Business Issuer in Its Charter)

NEW YORK	13-3948927
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

52 Edison Court, Monsey, New York 10952
(Address of Principal Executive Offices, including zip code.)

(845) 356-8008
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of April 15, 2009 based upon the closing price reported for such date on the OTC Bulletin Board was US$ 0.

The company had a total of 13,659,333 shares outstanding as of April 30, 2009.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Forward-Looking Statements

We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

PART I

ITEM 1.  BUSINESS

Business Overview

Our corporate name is Gisser Automotive Concepts, Inc.  (“We”, “Our”, “Gisser”, “GAC,” or the “Company”). We were incorporated in New York on May 22, 1997 by our founder, Daryl K. Gisser.  Mr. Gisser formed Gisser Automotive Concepts to capitalize on the increase in market demand in the luxury automobile market that began in 1997.

We build the MEC4.  The MEC4 is a hand-built, high-performance, mid-engine, superexotic sports coupe. Our mission is to design, engineer and manufacture the MEC4 superexotic luxury sports coupes to be highly marketable while satisfying the on-going demands of discriminating and affluent sophisticated sports car enthusiasts.

Our principal executive offices are located at 52 Edison Court, Monsey, N.Y. 10952 and our telephone number is (845) 356-8008.

We are in the development stage and have no operating history. No representation is made or implied that we will be able to carry on our activities profitably. Our subsistence is dependent initially upon sufficient proceeds being realized by us from this offering, of which there is no assurance. Proceeds of this offering may be insufficient to enable us to conduct potentially profitable operations or otherwise to engage in any business endeavors. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation of any new business.

Since the incorporation of Gisser Automotive Concepts, Inc., we have not generated any revenue. With limited financial resources, we may not be able to continue as a going concern.

We currently have limited business operations including day to day operations, ongoing filings with the SEC relating to our Registration Statement, some research and development for planned products and maintaining prototypes and inventory. For the near future and until the Company can raise funds substantially adequate for production, the Company will continue in this status.

On January 13, 2009, Gisser Automotive Concepts, Inc. received a Notice of Effectiveness from the Securities and Exchange Commission (SEC) bringing us closer to being able to raise funds required for further research and development, production and marketing of our products.

On July 20, 2009, Gisser Automotive Concepts, Inc., filed our Form 8-K 4.01 and changed its principal independent accountants. On such date, Ross & Company CPA, PLLC, 636 Veterans Memorial Hwy, Hauppauge, NY 11788, 631-979-3141, notified the Registrant that he declined to stand for re-appointment as the Independent Auditor of the Registrant and was terminated. Previous to this date of termination, Ross & Company CPA, PLLC, has audited our financial statements for the years ended April 30, 2007, April 30, 2008 and has reviewed our interim financial statements for the period ended October 31, 2008.

On July 20, 2009, the management of the Registrant engaged Frumkin, Lukin & Zaidman, CPAs P.C., located at 100 North Village Avenue Suite 21, Rockville Centre, NY 11570, 516-766-6635, as its independent auditors to audit its financial statements for the fiscal year ended April 30, 2009. The decision to change auditors was approved by the Registrant's Board of Directors.

The Company has authorized two classes of stock: Common stock authorized 200,000,000 shares; par value $0.01; issued and outstanding 13,659,333 as of April 30, 2009 and Cumulative 5% preferred stock, stated value $1.80 authorized 20,000,000 shares, 550,000 shares issued and outstanding as of April 30, 2009. The Company is only offering common stock through its registration with the SEC and does not anticipate offering preferred shares for sale to the public.

Employees

Currently, the Company has four employees two of whom are part time. All employees have deferred their salaries until such time as it is practical for the Company to compensate them in cash. As in the past, the Company may agree to pay employees cash salaries that have accrued to them in equity.

ITEM 1A.    RISK FACTORS

The securities offered by the Company’s Initial Public Offering are highly speculative and involve substantial risks. Investors should carefully consider the risks and uncertainties described below and the other information available from the Company before deciding whether to invest in shares of our common stock. Any of the following risks could cause the value of our common stock to decline. Our financial status creates a doubt whether we will continue as a going concern for more than 12 months from the date of this filing, and, if we do not continue as a going concern, investors may lose their entire investment. We have nominal assets and limited operations with which to create operating capital.  We seek to raise additional capital to promote and advertise our services in an offering of our common stock on Form S-1. If all the shares offered are sold, we will receive up to $20,000,000 proceeds net of expenses to purchase material and equipment to build Company and its products. There can be no assurance that such offering will be successful.

1) We are a development stage company that has a very limited operating history; we never earned any revenues and we may never achieve or sustain profitability.

2) We only have a very limited amount of cash as of April 30, 2009 and if we are unable to raise more money, we will be required to delay, scale back or eliminate key elements of our business plan.

3) We may experience significant returns or warranty claims on our products, which would damage our brand, increase our costs and impair our ability to achieve profitability.

4) The marketing and sale of our products will be subject to significant competition and most if not all of our competitors are better capitalized and much more experienced than us.

5) We do not currently have a distribution channel for the sales of our vehicles and we may not be able to obtain a good distribution channel in the future.

6) Our operations may become subject to significant governmental regulations in the future.

7) Existing governmental regulations and/or the adoption of new, laws, regulations or policies relating to the environment, safety, emissions and/or fuel economy may have a significant impact on how we do business as well as possible higher costs, cash expenditures, and/or sales restrictions.

8) Our Chief Executive Officer, has the power to make all major decisions regarding the company without the need to get consent from any stockholder or other person.  He is also the only person knowledgeable about our business, affairs and history and the loss of his services would likely result in the indefinite cessation of our operations and the complete failure of our current business plan. We do, however, currently maintain key man life insurance coverage on our CEO’s life in the amount of $1,000,000.  We do not maintain insurance on the life of our other executives.  The proceeds from any payout on the insurance may not be sufficient to allow us to continue operations in the event of his death.

9) No market exists for the trading of our securities and no market may ever develop.  Accordingly, you may not have any means of trading the shares you acquire in this offering.

10) The application of the "penny stock" rules could adversely affect the market for our stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES.

We do not own any land and buildings.

ITEM 3. LEGAL PROCEEDINGS.

Neither the Company nor its property is a party to any pending legal proceeding. The Company’s management does not believe that there are any proceedings to which any Director, officer, or affiliate of the Company, any owner of record of beneficially held or owner of more than five percent (5%) of the Company’s common stock, or any associate of any such Director, officer, affiliate of the Company, or security holder is a party adverse to the Company, or has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The only recent matter requiring the vote of our stockholders was the change of our principal independent accountants from our previous accountants, Ross & Company CPA, PLLC to Frumkin, Lukin & Zaidman, CPAs P.C.

This was voted upon with an action with no meeting and by consent of a majority of our shareholders amongst whom was our CEO and President holding 58.10% of the outstanding common and preferred stock of the Company.

An 8-K was filed with the SEC relating to this change of accountants on July 20, 2009 and then amended on July 30, 2009 as Form 8-K/A Amendment No. 2.

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

There have not been any sales of our shares of Common Stock during the period covered by this report.

Stockholders

As of the close of business on April 30, 2009, there were 255 holders of record of the Company’s common stock.

Dividends

We have not declared or paid dividends on our Common Stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements, and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Securities authorized for issuance under equity compensation plans

During the period covered by this Report, none of our equity securities were authorized to be issued under any compensation plans (including individual compensation arrangements).

Repurchase of Securities

We did not repurchase any of shares of our common stock during the period covered by this report.

Recent Sales of Unregistered Securities

There have not been any sales of our shares of Common Stock during the period covered by this report.

Forward-Looking Statements

We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis or Plan of Operations” in Part II, Item 7. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Form 10-K.

Revenue

We are a development company, and have not generated any revenues since the date of incorporation of May 22, 1997.

Operating Income

We have had no revenues but have incurred general and administrative expenses of $2,165,877 and $2,797,622 for the years ended April 30, 2009, and 2008, a large portion being stock to be issued for stock based compensation and for other reasons.

Net (Loss)

During the years ended April 30, 2009, and 2008, the Company had net losses of $3,030,740 and $2,974,160, respectively.

Financial Condition

The Company does not have enough cash resources or revenues to cover expenses for the foreseeable future. Without increased revenues or additional capital, it is extremely likely that our production, sales and marketing plan will not be able to be completed. This would significantly affect out efforts to enter into sales operations as and when we would like.

Liquidity and Capital Resources

During the years ended April 30, 2009, and 2008, net cash used in operating activities amounted to $146,493 and $159,199, respectively.

Net cash provided by financing activities amounted to $0 and $(407) for the years ended April 30, 2009, and 2008, respectively. The net cash provided resulted primarily from ongoing loans from our CEO and President.

As of April 30, 2009, and 2008, our cash resources amounted to $26,342 and $127,859, respectively. Current liabilities exceed current assets by $652,715 and $71,976 respectively, and as of April 30, 2009, our prior accumulated deficit and deficit accumulated since inception amounted to $21,818,468 and $18,787,728, respectively.

Plan of Operations

The rate of growth of the Company is somewhat dependent upon the successful completion of the Company’s offering to commence its proposed plan of operation, and the Company may need additional financing to fund our corporate activities. Such financing may come from a variety of sources, including additional equity or debt offerings. Proceeds of this offering may be insufficient to enable us to conduct potentially profitable operations or otherwise to engage in any business endeavors. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation of any new business. We are in the development stage and have no operating history or revenues.

Immediately upon obtaining a considerable portion of proceeds from our offering, the Company will finalize all research and development, and will simultaneously go through all state and government regulation certifications that may be required for our products. We plan to commence marketing and sales activities to obtain pre-build orders for our vehicles.

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company’s short-term or long-term liquidity, other than the inability to sell our products.

The Company does not expect to significantly increase its employees in the next fiscal year unless our capital formation resulting from the sale of our securities is considerably adequate to do so.

The Company has never filed for Bankruptcy protection.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are included following the signature page to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Frumkin, Lukin & Zaidman, CPAs P.C. is our registered independent auditor. During the period covered by this report there have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 9A.(T)    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

 We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President, who serves as our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our CEO reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon this evaluation, our President concluded that, as of the end of such period, our disclosure controls and procedures were effective as of the end of the fiscal year covered by this Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2009.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended April 30, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K but not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our officers and Directors as of April 30, 2009.

NAME	AGE	OFFICE, SERVICE	DATE COMMENCED
Daryl K. Gisser*	45	President, Chief Executive Officer, and Director	1997
Nolan M. Gisser*	48	Vice-President and Director	1998
Rivkah Nachmias*	71	Treasurer and Director	1997
Herman G. Gisser*	75	Secretary and Director	1997
Richard Brown*	76	Director	2000
Thomas G. Haff*	59	Production Manager and Assembly & Finishing Specialist	2000
* Indicates Board Member

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors: has not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which (s)he was a general partner at or within two years before the time of such filing, or any corporation or business association of which (s)he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting their respective activities.

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have not filed all Forms 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934, as amended. As a newly effective Company, this filing was brought to our attention and we plan to file those forms applicable as soon as possible.

Code of Ethics

The Company has not yet adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Company expects to prepare a Code of Ethics in the near future.

Meetings of Our Board of Directors

Our Board of Directors did not hold any meetings during the period covered by this Report. Various matters were approved by consent resolution, which in each case was signed by each of the members of the Board then serving.

Committees of the Board Compensation Committee

We do not currently have a compensation committee. Our common stock is not quoted on the OTC Bulletin Board or any other exchange. Our Board has not made any plans or need to establish a compensation committee to determine guidelines for determining the compensation of its executive officers or directors. Four of our officers or directors do have employment agreements and currently serve with deferred compensation.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the registered independent auditors, reviews with management and the registered independent auditors our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the registered independent auditor and the performance of the registered independent auditor.

We intend to establish an Audit Committee and such other committees as may be required when sufficient members and resources are available, and at such time the Company's Board of Directors will establish the Audit Committee. The Audit Committee will have a designated Audit Committee Financial Expert who will be responsible for reviewing the results and scope of the audit, and other services provided by the independent auditors, and review and evaluate the system of internal controls. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish the committees.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

Shown on the table below is information on the annual and long-term compensation for services rendered to the Company in all capacities, for the two most recent fiscal years ended April 30, 2008, and April 30, 2009. None of this compensation has been paid by the Company to any individuals listed below and serving the Company in the specified capacity. All compensation has been deferred and in previous years taken as equity in lieu of salary or is due in the form of stock to be issued.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restrict- ed Stock Awards ($)	Securit ies Under- lying Option s/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation (Shares)
Daryl K. Gisser	2009	140,000	0	0	0	0	0	0
President/CEO	2008	135,000	0	0	0	0	0	0

Nolan M. Gisser	2009	70,000	0	0	0	0	0	0
Vice President	2008	67,000	0	0	0	0	0	0

Rivkah Nachmias	2009	70,000	0	0	0	0	0	0
Treasurer	2008	67,000	0	0	0	0	0	0

Herman G. Gisser	2009	70,000	0	0	0	0	0	0
Director of Sales and Marketing & Secretary	2008	67,000	0	0	0	0	0	0

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to any executive officer or any director during the period covered by this Report.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

During the period covered by this Report, the Directors of the Company have not received compensation for serving as Directors or have been reimbursed for expenses incurred in attending board meetings.

Employment contracts and termination of employment and change-in-control arrangements

We do have employment contracts with four of our Directors and officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of April 30, 2009, concerning shares of common stock and preferred stock of the Company being the only securities that are issued and outstanding, held by (1) each shareholder known by the Company to own beneficially more than five percent of the common stock, (2) each Director of the Company, (3) each executive officer of the Company, and (4) all Directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner	Beneficial Ownership Common Stock	Percent Common	Beneficial Ownership Preferred Stock	Percent Preferred	Total Percent Owned In Company

Daryl K. Gisser 52 Edison Court Monsey, NY 10952	5,982,066	31.22%	515,000	93.64%	58.10%

Nolan M. Gisser 52 Edison Court Monsey, NY 10952	1,028,449	5.37%	15,000	2.73%	6.15%

Herman G. Gisser 52 Edison Court Monsey, NY 10952	1,734,472	9.05%	10,000	1.82%	9.57%

Rivkah Nachmias 52 Edison Court Monsey, NY 10952	1,869,793	9.76%	10,000	1.82%	10.28%

Richard Brown 245 Egret Run Lane Pawleys Island, SC 29585	100,000	0.52%	0	0.00%	0.52%

Thomas G. Haff Lt Brender Hwy Ferndale, NY 12734	244,239	1.27%	0	0.00%	1.27%

All directors and executive officers as a group (6 persons)	10,959,019	57.20%	550,000	100%	85.91%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Transactions

Except as otherwise disclosed herein or incorporated herein by reference, there have not been any transactions, or proposed transactions, during the last two years, to which the Company was or is to be a party, in which any Director or executive officer of the Company, any nominee for election as a Director, any security holder owning beneficially more than five percent of the common stock of the Company, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest.

Independent Directors

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following represents fees for professional audit services rendered by Frumkin, Lukin & Zaidman, CPAs P.C. for the audit of our annual financial statements for the period from January 1, 2008, to December 31, 2008.

Audit Fees

The aggregate fees billed by our registered independent auditors, Frumkin, Lukin & Zaidman, CPAs P.C., for professional services rendered for the audit of our financial statements for the annual year ended April 30, 2009, were $5,000.

Audit Related Fees

The aggregate fees billed by our registered independent auditors, Frumkin, Lukin & Zaidman, CPAs P.C., for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were $0 for the annual year ended April 30, 2009.

Tax Fees

Our registered independent auditors did not render any services for tax compliance, tax advice and tax planning during the annual year ended April 30, 2009.

All Other Fees

Our registered independent auditors did not bill us any additional fees that are not disclosed under audit fees, audit related fees, or tax fees in each of the last two calendar years.

Audit Committee Pre-Approval Process, Policies and Procedures

We do not have an Audit Committee. Our registered independent auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors.

ITEM 13. EXHIBITS.

Exhibit No.	Document Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GISSER AUTOMOTIVE CONCEPTS, INC.
Date: August 12, 2009	By:	/s/ Daryl K. Gisser
Daryl K. Gisser
Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 12, 2009	By:	/s/ Daryl K. Gisser
Name: Daryl K. Gisser
Title: Chief Executive Officer, President

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2009 and 2008

CONTENTS

Report of Independent Registered Public Accounting Firm	Page F 1

Balance Sheets	F 2

Statements of Operations	F 3

Statements of Cash Flows	F 4

Statement of Stockholders’ Equity	F 5 – F 10

Notes to Financial Statements	F 11 – F 24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Gisser Automotive Concepts, Inc.
(A Development Stage Enterprise)

We have audited the balance sheet of Gisser Automotive Concepts, Inc., (A Development Stage Enterprise) as of April 30, 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Gisser Automotive Concepts, Inc. (A Development Stage Enterprise) as of April 30, 2008, were audited by other auditors whose report, dated September 8, 2008, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gisser Automotive Concepts, Inc., (A Development Stage Enterprise) at April 30, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has a net accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FRUMKIN, LUKIN & ZAIDMAN C.P.A.s’, P.C.

Rockville Centre, New York
August 12, 2009

F1

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

	April 30,	April 30,
	2009	2008
	(audited)	(as restated)
Current Assets
Cash (Note A)	$26,342	$127,859
Inventory	130,185	130,185
Total Current Assets	156,527	258,044

EQUIPMENT AND PROTOTYPE, net of accumulated depreciation of $774,445 and $726,676, respectively (Note B)	587,088	634,857

OTHER ASSETS
Deposits	1,358	1,358

INTANGIBLE ASSETS
Patent, net of amortization of $38,821 and $35,586, respectively	16,179	19,414
TOTAL ASSETS	$761,152	$913,673

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$35,532	$11,107
Interest payable to related parties	468,071	354,252
Accrued salaries to related parties	479,000	234,000
Loans payable to related parties	431,265	386,289

Total Current Liabilities	1,413,867	985,649

Stockholders’ Equity
Cumulative 5% preferred stock, stated value $1.80 authorized 20,000,000 shares, 550,000 shares issued and outstanding (holding a preference of involuntary liquidation of $1.1 million)	990,000	990,000
Common stock authorized 200,000,000 shares; par value $0.01; issued and outstanding 13,659,333 and 13,659,333 shares at April 30, 2009 and April 30, 2008, respectively	136,593	136,593
Paid-in capital	11,940,660	11,940,660
Common stock to be issued; 2,636,000 and 1,936,000 shares at April 30, 2009 and April 30, 2008, respectively	8,098,500	5,648,500
Deficit accumulated during the development stage	(21,818,468)	(18,787,728)
Total Stockholders’ Equity (Deficit)	(652,715)	(71,975)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$761,152	$913,673

See accompanying notes to financial statements.

F2

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

			For the Period
			May 22, 1997
	Year Ended April 30,		(Inception) to
	2009	2008	April 30, 2009
	(audited)	(as restated)	(unaudited &
			derived from
			restated)
OPERATING EXPENSES
Selling, general and administrative	$2,165,877	$2,797,622	$11,055,838
SG&A - Stock-based compensation	700,000	0	9,253,763
Depreciation and amortization	51,004	89,414	813,266
Total Operating Expenses	2,916,881	2,887,036	21,122,867

OTHER EXPENSE (INCOME)
Interest earned	(284)	(3,871)	(22,469)
Interest expense	113,818	90,575	716,015
Taxes	325	420	2,055
Total Other Expense (Income)	113,859	87,124	695,601

NET LOSS	$(3,030,740)	$(2,974,160)	$(21,818,468)

DIVIDENDS TO PREFERRED STOCK HOLDERS (IN ARREARS)	$(55,000)	$(55,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,085,740)	$(3,029,160)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(.23)	$(.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,659,333	13,659,333

See accompanying notes to financial statements.

F3

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

			For the Period
			May 22, 1997
	Year Ended April 30,		(Inception) to
	2009	2008	April 30, 2009
	(audited)	(as restated)	(unaudited &
			derived from
			restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,030,740)	$(2,974,160)	$(21,818,468)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock based compensation	700,000	700,000	8,810,541
Stock to be issued for other reasons	1,750,000	2,639,722	8,779,444
Depreciation and amortization	51,004	89,414	813,266
Increase (decrease) in operating assets:
Accounts payable and accrued expenses	24,425	-	35,532
Deposits	-	-	(1,358)
Inventory	-	(28)	(130,184)
Interest payable	113,818	90,575	468,070
Accrued salaries	245,000	(704,722)	479,000

Net Cash Flows Used In Operating Activities	(146,493)	(159,199)	(2,564,157)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for equipment and prototype	-	(407)	(453,672)

Net Cash Used in Investing Activities	-	(407)	(453,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	44,976	137,356	947,409
Sale of common stock	-	-	2,096,762

Net Cash Flows from Financing Activities	$44,976	$137,358	$3,044,171

INCREASE (DECREASE) IN CASH	(101,517)	(22,250)	26,342
CASH, BEGINNING OF PERIOD	127,859	150,109	-
CASH, END OF PERIOD	$26,342	$127,859	$26,342

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of common stock for non cash transactions	$-	$938,722	$9,036,769
Common Stock to be Issued (for Options)	1,225,000	1,176,000	3,198,500
Common Stock to be Issued (for Other Reasons)	1,225,000	1,225,000	4,900,000
	$2,450,000	$3,339,722	$17,135,269
Cash paid for income taxes	$325	$420	$2,055
Cash paid for interest	$-	$-	$-

See accompanying notes to financial statements.

F4

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to April 30, 2009

STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Common Stock	Subscription	Accumulated	Total Stockholders'
	(As Restated)		(As Restated)		Paid In Capital	To Be Issued	Receivable	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Issuance of stock for patent, equipment and prototype @$1.80 per share	500,000	$900,000							$900,000
Issuance of stock for labor @$1.80 per share	50,000	90,000							90,000
Issuance of stock for labor @$0.10 to $0.50 per share			112,500	$1,125	$23,625				24,750
Issuance of stock for patent, equipment and prototype @ $0.01 per share			12,000	12,000					1,200,000
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$1.00 per share			535,000	5,350	529,650				535,000
Issuance of stock for cash @$0.50 per share			172,000	1,720	84,280				86,000
Net loss for year ended April 30, 1998								$(709,282)	(709,282)
Balance April 30, 1998	550,000	990,000	2,019,500	20,195	637,555			(709,282)	938,468
Issuance of stock for labor @$0.10 to $0.50 per share			245,730	2,457	51,604				54,061
Issuance of stock for cash @$1.00 per share			2,500	25	2,475				2,500
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$0.50 per share			720,000	7,200	352,800				360,000

See accompanying notes to financial statements.

F5

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to April 30, 2009

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Preferred Stock		Common Stock		Additional	Common Stock	Subscription	Accumulated	Total Stockholders'
	(As Restated)		(As Restated)		Paid In Capital	To Be Issued	Receivable	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Issuance of stock for labor @$0.50 per share			691,775	6,918	338,969				345,887
Net loss for year ended April 30, 1999								(646,606)	(646,606)
Balance April 30, 1999	550,000	990,000	3,679,505	36,795	1,383,403			(1,355,888)	1,054,310
Issuance of stock for labor @ $0.25 to $1.00 per share			20,000	200	7,800				8,000
Issuance of stock for equipment @1.00 per share			10,000	100	9,900				10,000
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$1.00 per share			570,000	5,700	564,300				570,000
Issuance of stock for salaries @$1.00 per share			49,000	490	48,510				49,000
Net loss for year ended April 30, 2000								(1,179,342)	(1,179,342)
Balance April 30, 2000	550,000	990,000	4,328,505	43,285	2,013,913			(2,535,230)	511,968
Issuance of stock for labor @ $1.00 per share			5,000	50	4,950				5,000
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$1.00 per share			525,000	5,250	519,750				525,000
Net loss for year ended April 30, 2001								(730,716)	(730,716)
Balance April 30, 2001	550,000	990,000	4,858,505	48,585	2,538,613			(3,265,946)	311,252
Issuance of stock for labor @$1.00 per share			1,000	10	990				1,000

See accompanying notes to financial statements.

F6

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to April 30, 2009

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Preferred Stock		Common Stock		Additional	Common Stock	Subscription	Accumulated	Total Stockholders'
	(As Restated)		(As Restated)		Paid In Capital	To Be Issued	Receivable	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$0.50 per share			520,000	5,200	254,800				260,000
Net loss for the year ended April 30, 2002								(492,532)	(492,532)
Balance April 30, 2002	550,000	990,000	5,379,505	53,795	2,794,403			(3,758,478)	79,720
Issuance of stock for labor @ $0.50 per share			325,826	3,258	159,655				162,913
Issuance of stock for salaries @$1.00 per share			2,675,751	26,757	2,648,994				2,675,751
Issuance of stock for assets @ $1.00 per share			32,924	329	32,595				32,924
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$1.00 per share			470,000	4,700	465,300				470,000
Issuance of stock for deferral of interest payment @$1.00 per share			759,380	7,594	751,786				759,380
Issuance of stock for debt @$1.00 per share			493,867	4,939	428,642				433,581
Net loss for year ended April 30, 2003								(4,290,807)	(4,290,807)
Balance April 30, 2003	550,000	990,000	10,137,253	101,372	7,281,375			(8,049,285)	323,462
Issuance of stock for labor @$1.00 per share			190,500	1,905	188,595				190,500

See accompanying notes to financial statements.

F7

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to April 30, 2009

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Preferred Stock		Common Stock		Additional	Common Stock	Subscription	Accumulated	Total Stockholders'
	(As Restated)		(As Restated)		Paid In Capital	To Be Issued	Receivable	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Issuance of stock for cash @$1.33 per share			255,000	2,550	335,520				338,070
Issuance of stock for salaries @$1.00 per share			200,000	2,000	198,000				200,000
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$1.00 per share			520,000	5,200	514,800				520,000
Issuance of stock for cash not collected							(5,000)		(5,000)
Net loss for year ended April 30, 2004								(1,121,740)	(1,121,740)
Balance April 30, 2004	550,000	990,000	11,302,753	113,027	8,518,290		(5,000)	(9,171,025)	445,292
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$1.00 per share			421,000	4,210	416,790				421,000
Cash received for subscriptions receivable							5,000		5,000
Issuance of stock for cash $2.00 to $2.50 per share			515,287	5,153	1,009,933				1,015,086
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$1.00 per share			130,000	1,300	128,700				130,000
Issuance of stock for deferred interest payments @$1.00 per share			5,000	50	4,950				5,000

See accompanying notes to financial statements

F8

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to April 30, 2009

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Preferred Stock		Common Stock		Additional	Common Stock	Subscription	Accumulated	Total Stockholders'
	(As Restated)		(As Restated)		Paid In Capital	To Be Issued	Receivable	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Issuance of stock for labor @$1.00 per share			212,021	2,120	209,901				212,021
Net loss for year ended April 30, 2005								(1,884,917)	(1,884,917)
Balance April 30, 2005	550,000	990,000	12,586,061	125,861	10,288,564			(11,055,942)	348,482
Issuance of stock for cash @ $2.50 to $3.50 per share			241,751	2,418	642,688				645,106
Issuance of stock for labor @$2.50 to $3.50 per share			19,000	190	63,810				64,000
Common stock to be issued for deferral of salary (1)						700,000			700,000
Common stock to be issued for deferral of loan payments (1)						525,000			525,000
Common stock to be issued for options (1)						605,000			605,000
Net loss for year ended April 30, 2006								(2,781,859)	(2,781,859)
Balance April 30, 2006	550,000	990,000	12,846,812	128,469	10,995,062	1,830,000		(13,837,801)	105,729
Issuance of stock for cash $3.50 per share			2,857	29	9971				10,000
Issuance of stock for labor @$1.00 per share			5,000	50	4,950				5,000
Common stock to be issued for deferral of salary (1)						700,000			700,000
Common stock to be issued for deferral of loan payments (1)						525,000			525,000
Common stock to be issued for options (1)						192,500			192,500

See accompanying notes to financial statements.

F9

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to April 30, 2009

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Preferred Stock		Common Stock		Additional	Common Stock	Subscription	Accumulated	Total Stockholders'
	(As Restated)		(As Restated)		Paid In Capital	To Be Issued	Receivable	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net loss for year ended April 30, 2007								(1,975,767)	(1,975,767)
Balance April 30, 2007	550,000	990,000	12,854,669	128,547	11,009,983	3,247,500		(15,813,568)	(437,538)
Issuance of stock for salaries @$1.17 per share			804,664	8,046	930,676				938,722
Common stock to be issued for deferral of salary (1)						700,000			700,000
Common stock to be issued for deferral of loan payments (1)						525,000			525,000
Common stock to be issued for options (1)						1,176,000			1,176,000
Net Loss for year ended April 30, 2008								(2,974,161)	(2,974,161)
Balance April 30, 2008	550,000	990,000	13,659,333	136,593	11,940,659	5,648,500		(18,787,728)	(71,977)
Common stock to be issued for deferral of salary (1)						700,000			700,000
Common stock to be issued for deferral of loan payments (1)						525,000			525,000
Common stock to be issued for options (1)						1,225,000			1,225,000
Net Loss for period ended April 30, 2009								(3,030,740)	(3,030,740)
Balance April 30, 2009	550,000	$990,000	13,659,333	$136,593	$11,940,659	8,098,500		$(21,818,468)	$(652,715)

(1) Please refer to the table in Note H “Common Stock to be Issued” for the actual number of shares to be issued which corresponds to each line item.

See accompanying notes to financial statements.

F10

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
April 30, 2009

NOTE A -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Gisser Automotive Concepts, Inc. (the “Company”) (A Development Stage Enterprise) was incorporated May 22, 1997 in the State of New York.  The Company designs automobiles and has developed a prototype for future production.  The prototype is a high performance, mid-engine sports coupe.

Going Concern
As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $21,818,468 through April 30, 2009 since inception, has a stockholders’ deficit, negative working capital, and is considered a company in the development stage. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

These financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. The cumulative balances included in these statements have not been audited because it would be impracticable to do so at this time.

Cash Equivalents
For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less.  There were no cash equivalents in 2009 or 2008.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Research and Development
The Company’s policy is to expense all research and development costs incurred. The amount of Research and Development, classified within General and Administrative expenses, that has been expensed for April 30, 2009 and April 30, 2008 was $901 and $765 respectively. Costs that have an alternative future use, such as tools, molds and prototype automobile are capitalized and depreciated as per SFAS No. 2.

Other costs that have an alternative future use connected solely to the inventory automobile are capitalized and not depreciated as per SFAS No. 2, and have been included within the balance sheet caption “Current Assets - Inventory.”

F11

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
April 30, 2009

NOTE A -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development (continued)
The Company has two vehicles that were referred to in the filing either within the editorial or Financial Statements of our S-1 filing.  The first vehicle is referred to as the prototype which was acquired from our president on the day of incorporation.  The Company’s policy was to depreciate this vehicle.  As of July 31, 2007 this asset has been depreciated to its full value of approximately $170,675.  The second vehicle noted in the Financial Statements is referred to as inventory which has a future or alternative use.   This second vehicle is being held in Inventory for future sale.   It is the Company’s policy to capitalize all expenses related to the production of this asset and has been noted on our balance sheet as approximately $130,185.  Unlike other capitalized assets, it is the Company’s policy not to depreciate this asset.

Property and Equipment and Depreciation
Property and equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets.  Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized.  When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Net Loss Per Common Share
The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.  SFAS No. 128 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

Stock-Based Compensation
SFAS No. 123, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.

SFAS No. 123(R) requires employee compensation expense to be recorded using the fair value method.  This standard was effective as of the first interim or annual fiscal period that began after December 15, 2005. The Company accounts for employee stock based compensation in accordance with the provisions of SFAS 123 (R), and has since its adoption. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123(R), and has done so since inception.

Business Combinations and Goodwill
In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”.  SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In June 2001, the FASB issued SFAS NO. 142, “Goodwill and Other Intangible Assets”, which the Company adopted during 2005. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

F12

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
April 30, 2009

NOTE A -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Combinations and Goodwill (continued)
In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset  approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used.  SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value.  SFAS No 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized at a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur, and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business.  A component of an entity comprises operations and cash flows that can be clearly distinguished operationally, and for financial reporting purposes, from the rest of the entity.

Recent Accounting Pronouncements
In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP SFAS 115-2 and SFAS 124-2 if effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.  The Company does not expect this pronouncement to have a material effect on the financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes (I) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (II) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (III) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  This statement if effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The Company does not expect this pronouncement to have a material effect on the financial statements.

F13

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
April 30, 2009

NOTE A -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140.  This statement is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more disclosure about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  This statement will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The Company does not expect this pronouncement to have a material effect on the financial statements.

Inventory
Inventory consists of a completed automobile and parts and supplies utilized in the production of the automobile.  The inventory is valued at cost on a first in, first out basis.

NOTE B – EQUIPMENT

Equipment consists of the following at:

	April 30,	April 30,	Average Useful
	2009	2008	Life in Years
Machinery and equipment	$38,381	$38,381	7
Prototype automobile	170,675	170,675	5
Tools and molds	1,052,500	1,052,500	15
Web site	73,150	73,150	3
Furniture and fixtures	26,827	26,827	5
	1,361,533	1,361,533
Less: accumulated depreciation	774,445	726,676
	$587,088	$634,857

NOTE C -	RELATED PARTY TRANSACTIONS

The Company has loans from individuals who are related to the Chief Executive Officer of the Company or who are stockholders of the Company.  The loans are secured by the Company’s assets and bear interest at the rate of 10% to 15% per annum.  The total loans outstanding at April 30, 2009 and April 30, 2008 aggregated $431,265 and $386,289, respectively.  The total loan balance outstanding due the President and Chief Executive Officer at April 30, 2009 was $306,394.

During the year ended April 30, 2009, the President advanced the Company an additional $180,636 and was repaid $127,960.

F14

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
April 30, 2009

NOTE C -	RELATED PARTY TRANSACTIONS (CONTINUED)

The company also has agreements with the note holders to issue shares of the Company’s common stock for loans or interest which are not repaid timely and if the note holders agree to defer the payments.   In addition, the Company has agreements with its employees to issue shares of the Company’s common stock for salaries which are not paid timely and if the employees agree to defer salaries.  During the period ended April 30, 2009, no shares were issued for the deferrals of salaries or the deferral of loans but are due in the amount of 200,000 and 150,000 common shares respectively solely pertaining to the fiscal year 2009 deferrals. Please refer to Note F “Commitments and Contingencies“, for the number of shares due to be issued for these and other reasons as well as the corresponding fair value of such common shares to be issued for previous periods. The fair value of such shares are reflected in the balance sheet line item “Common Stock to be Issued” and have a corresponding debit entry to SG&A expense. During the same period ended April 30, 2009, an additional 47,143 common shares are due to be issued for preferred dividends to related parties holding preferred shares. Please refer to Note I “Dividend Policy” for the number of shares due to be issued for this reason as well as the corresponding fair value of such common shares to be issued for previous periods.

Expenses related to the upkeep of the Company’s website were paid to a party related to the President.

NOTE D -	INCOME TAXES

The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes.  Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.  The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At April 30, 2009 and April 30, 2008, these differences resulted in a deferred tax asset of approximately $7,543,470 and $6,475,705, respectively.

SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Since realization is not assured, the  Company  has  recorded  a  valuation  allowance  for  the entire deferred  tax  asset, and   the accompanying financial statements do not reflect any net asset for deferred taxes at April 30, 2009 and April 30, 2008.

Any amounts listed on the income statement for the payment of taxes refers only to the New York State minimum tax based upon the Capital Base of the company. This amount was $325 and $420 for April 30, 2009 and 2008.

The Company’s net operating loss carry forwards amounted to approximately $21,818,468 at April 30, 2009 which will expire through 2026.

NOTE E -	STOCKHOLDERS’ EQUITY

During the year ended April 30, 1998, the Company issued 500,000 shares of its preferred stock to the President and Chief Executive Officer for a patent, equipment and prototype automobile. The shares were valued at $1.80 per share and were recorded under the caption patent, equipment and prototype on the balance sheet.

F15

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
April 30, 2009

NOTE E -	STOCKHOLDERS’ EQUITY (CONTINUED)

During the year ended April 30, 1998, the Company issued 50,000 shares of its preferred stock to the President and Chief Executive officer for labor services.  The shares were valued at $1.80 per share and were recorded as stock based compensation having an aggregate value of $90,000.

During the year ended April 30, 1998, the Company issued 112,500 shares of its common stock valued at $0.10 to $0.50 per share for labor services.  The shares had a value of $24,750 and were recorded as stock based compensation.

During the year ended April 30, 1998, the Company issued 1,200,000 shares of its common stock valued at $0.01 per share to the President and Chief Executive Officer for a patent, equipment and prototype automobile contributed.   The shares had a value of $12,000 and were recorded under the caption of patent, equipment and prototype on the balance sheet.

During the year ended April 30, 1998, the Company issued 535,000 shares of the common stock valued at $1.00 per share for the deferral of salary and loan payments in consideration of late payments, and preferred stock dividends in lieu of cash.  The aggregate consideration of $535,000 was recorded as stock based compensation.

During the year ended April 30, 1998, the Company issued 172,000 shares of its common stock to unrelated third parties valued at $0.50 per share for cash except for 4,000 shares issued to a related party.

During the year ended April 30, 1999, the Company issued 245,730 shares of its common stock for labor services valued at $0.10 to $0.50 per share. The aggregate consideration of $54,061 was recorded as stock based compensation.

During the year ended April 30, 1999, the Company issued 2,500 shares of its common stock to unrelated third parties valued at $1.00 per share for cash.

During the year ended April 30, 1999, the Company issued 720,000 shares of the common stock valued at $0.50 per share for the deferral of salary and loan payments in consideration of late payments, and preferred stock dividends in lieu of cash. The aggregate consideration of $360,000 was recorded as stock based compensation.

During the year ended April 30, 1999, the Company issued 691,775 shares of its common stock for labor services valued at $0.50 per share.  The aggregate consideration of $345,887 was recorded as stock based compensation.

During the year ended April 30, 2000, the Company issued 20,000 shares of its common stock for labor services valued at $0.25 to $1.00 per share. The aggregate consideration of $8,000 was recorded as stock based compensation.

During the year ended April 30, 2000, the Company issued 10,000 shares of its common stock for equipment to the President and Chief Executive officer at $1.00 per share.  The aggregate consideration of $10,000 was recorded under the caption equipment and prototype.

F16

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
April 30, 2009

NOTE E -	STOCKHOLDERS’ EQUITY (CONTINUED)

During the year ended April 30, 2000 the Company issued 570,000 shares of the common stock valued at $0.50 per share for the deferral of salary and loan payments in consideration of late payments, and preferred stock dividends in lieu of cash. The aggregate consideration of $570,000 was recorded as stock based compensation.

During the year ended April 30, 2000 the Company issued 49,000 shares of its common stock for salaries valued at $1.00 per share. The aggregate consideration of $49,000 was recorded as stock based compensation.

During the year ended April 30, 2001, the Company issued 5,000 shares of its common stock for labor services valued at $1.00 per share. The aggregate consideration of $5,000 was recorded as stock based compensation.

During the year ended April 30, 2001, the Company issued 525,000 shares of the common stock valued at $1.00 per share for the deferral of salary and loan payments in consideration of late payments, and preferred stock dividends in lieu of cash. The aggregate consideration of $525,000 was recorded as stock based compensation.

During the year ended April 30, 2002, the Company issued 1,000 shares of its common stock for labor services valued at $1.00 per share. The aggregate consideration of $1,000 was recorded as stock based compensation.

During the year ended April 30, 2002, the Company issued 520,000 shares of the common stock valued at $1.00 per share for the deferral of salary and loan payments in consideration of late payments, and preferred stock dividends in lieu of cash. The aggregate consideration of $520,000 was recorded as stock based compensation.

During the year ended April 30, 2003 the Company issued 325,826 shares of its common stock for labor services valued at $0.50 per share. The aggregate consideration of $162,913 was recorded as stock based compensation.

During the year ended April 30, 2003, the Company issued 2,675,751 shares of its common stock for salaries valued at $1.00.  The aggregate consideration of $2,675,751 was recorded as stock based compensation.

During the year ended April 30, 2003, the Company issued 32,924 shares of its common stock for equipment to the President and Chief Executive officer at $1.00 per share.  The aggregate consideration of $32,924 was recorded under the caption equipment and prototype.

During the year ended April 30, 2003, the Company issued 470,000 shares of the common stock valued at $1.00 per share for the deferral of salary and loan payments in consideration of late payments, and preferred stock dividends in lieu of cash. The aggregate consideration of $470,000 was recorded as stock based compensation.

F17

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
April 30, 2009

NOTE E – STOCKHOLDERS’ EQUITY (CONTINUED)

During the year ended April 30, 2003 the Company issued 759,380 shares of its common stock for the deferral of interest payments valued at $1.00 per share. The aggregate consideration of $759,380 was recorded as stock based compensation.

During the year ended April 30, 2003, the Company issued 493,867 shares of its common stock at $1.00 per share to liquidate debt to related parties.

During the year ended April 30, 2004 the Company issued 190,500 shares of its common stock for labor services valued at $1.00 per share. The $190,500 of consideration was recorded as stock based compensation.

During the year ended April 30, 2004, the Company issued 255,000 shares of its common stock to unrelated third parties at an average price of $1.33 per share for cash.

During the year ended April 30, 2004, the Company issued 200,000 shares of its common stock for salaries valued at $1.00 per share.  The aggregate consideration of $200,000 was recorded as stock based compensation.

During the year ended April 30, 2004, the Company issued 520,000 shares of the common stock valued at $1.00 per share for the deferral of salary and loan payments in consideration of late payments, and preferred stock dividends in lieu of cash. The aggregate consideration of $520,000 was recorded as stock based compensation.

During the year ended April 30, 2005, the Company issued 421,000 shares of the common stock valued at $1.00 per share for the deferral of salary and loan payments in consideration of late payments, and preferred stock dividends in lieu of cash. The aggregate consideration of $421,000 was recorded as stock based compensation.

During the year ended April 30, 2005, the Company issued 515,287 shares of common stock to unrelated third parties valued at $2.00 to $2.50 per share for cash.

During the year ended April 30, 2005, the Company issued 130,000 shares of the common stock valued at $1.00 per share for the deferral of salary and loan payments in consideration of late payments, and preferred stock dividends in lieu of cash. The aggregate consideration of $130,000 was recorded as stock based compensation.

During the year ended April 30, 2005, the Company issued 5,000 shares of its common stock for the deferral of interest payments valued at $1.00 per share. The aggregate consideration of $5,000 was recorded as stock based compensation.

During the year ended April 30, 2005, the Company issued 212,021 shares of its common stock for labor valued at $1.00 per share. The aggregate consideration of $212,021 was recorded as stock based compensation.

During the year ended April 30, 2006, the Company issued 241,751 shares of common stock to unrelated third parties valued at $2.50 to $3.50 per share for cash.

F18

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
April 30, 2009

NOTE E – STOCKHOLDERS’ EQUITY (CONTINUED)

During the year ended April 30, 2006, the Company issued 19,000 shares of its common stock for labor valued at $2.50 to $3.50 per share. The aggregate consideration of $19,000 was recorded as stock based compensation.

During the year ended April 30, 2006, the Company was due to issue 200,000 shares of its common stock for the deferral of salary valued at $3.50 per share. The aggregate consideration of $700,000 was recorded as common stock to be issued.

During the year ended April 30, 2006, the Company was due to issue 150,000 shares of its common stock for the deferral of loans valued at $3.50 per share. The aggregate consideration of $525,000 was recorded as common stock to be issued.

During the year ended April 30, 2006, the Company was due to issue 495,000 shares of its common stock for employee options valued at $0.50 to $3.50 per share. The aggregate consideration of $605,000 was recorded as common stock to be issued.

During the year ended April 30, 2007, the Company issued 2,857 shares of its common stock to unrelated third parties valued at $3.50 per share for cash.

During the year ended April 30, 2007, the Company issued 5,000 shares of its common stock for labor services valued at $1.00 per share. The aggregate consideration of $5,000 was recorded as salary expense and subsequently reclassified as stock based compensation.

During the year ended April 30, 2007, the Company was due to issue 200,000 shares of its common stock for the deferral of salary valued at $3.50 per share. The aggregate consideration of $700,000 was recorded as common stock to be issued.

During the year ended April 30, 2007, the Company was due to issue 150,000 shares of its common stock for the deferral of loans valued at $3.50 per share. The aggregate consideration of $525,000 was recorded as common stock to be issued.

During the year ended April 30, 2007, the Company was due to issue 55,000 shares of its common stock for employee options valued at $3.50 per share. The aggregate consideration of $192,500 was recorded as common stock to be issued.

During the year ended April 30, 2008, the Company issued 804,664 shares of its common stock for labor services valued at $1.17 per share. The aggregate consideration of 938,722 was recorded as salary expense.

During the year ended April 30, 2008, the Company was due to issue 200,000 shares of its common stock for the deferral of salary valued at $3.50 per share. The aggregate consideration of $700,000 was recorded as common stock to be issued.

During the year ended April 30, 2008, the Company was due to issue 150,000 shares of its common stock for the deferral of loans valued at $3.50 per share. The aggregate consideration of $525,000 was recorded as common stock to be issued.

F19

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
April 30, 2009

NOTE E – STOCKHOLDERS’ EQUITY (CONTINUED)

During the year ended April 30, 2008, the Company was due to issue 336,000 shares of its common stock for employee options valued at $3.50 per share. The aggregate consideration of $1,176,000 was recorded as common stock to be issued.

During the year ended April 30, 2009, the Company was due to issue 200,000 shares of its common stock for the deferral of salary valued at $3.50 per share. The aggregate consideration of $700,000 was recorded as common stock to be issued.

During the year ended April 30, 2009, the Company was due to issue 150,000 shares of its common stock for the deferral of loans valued at $3.50 per share. The aggregate consideration of $525,000 was recorded as common stock to be issued.

During the year ended April 30, 2009, the Company was due to issue 350,000 shares of its common stock for employee options valued at $3.50 per share. The aggregate consideration of $1,225,000 was recorded as common stock to be issued.

The Company has an informal stock option plan. The plan is non-qualified and the options vest and are immediately exercisable.

NOTE F - COMMITMENTS AND CONTINGENCIES

On May 1, 2007, the Company entered into a 10 year employment contract with the President and Chief Executive Officer.  The annual salary for the year ended April 30, 2009 was $140,000.  The Company is contingently liable under the remainder of the contract for a total of approximately $1,300,000.

The Company has entered into additional employment contracts with key employees which expire in April 2017.  The total contingent liabilities under the remainder of these contracts aggregate $2,112,000.  Additionally, if the salary is not paid, the employees will receive an additional 50,000 shares of the Company’s common stock per year for deferring payments.

During the years ended April 30, 2009 and April 30, 2008, the Company did not issue any shares of the common stock to its employees for the deferral of salary. Please refer to Note H “Common Stock to be Issued” for the details of the shares due and their fair value.

During the years ended April 30, 2009 and April 30, 2008, the Company did not issue any shares of the common stock to the note holders who made loans to the Company.  These note holders are the President and individuals related to the President.  The shares were to be issued under agreements whereby if the loans were not timely paid or if the note holders agreed to payment deferrals, shares would be issued. Please refer to Note H “Common Stock to be Issued” for the details of the shares due and their fair value.

During the years ended April 30, 2009 and April 30, 2008, the Company did not issue any shares of its common stock to note holders for the deferment of interest payments as no provisions in any agreement exist for any such issuance of shares for interest payment deferral only loan payment deferrals.

F20

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
April 30, 2009

NOTE F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

During the years ended April 30, 2009 and April 30, 2008, the Company did not issue any shares of its common stock to employees for Common Stock Options which are due to be issued to the four directors as part of their employment contracts.  Please refer to Note H “Common Stock to be Issued” for the details of the shares due and their fair value.

Additionally, during the years ended April 30, 2009 and April 30, 2008, the Company did not issue any shares of its common stock to stockholders of preferred shares as part of our dividends policy. Please refer to Note I “Dividend Policy” for the details of the shares due and their fair value.

Any amounts of “Common Stock to be Issued” for the deferral of loans payable, salaries payable, employee options and preferred stock dividends will be issued in subsequent year(s). Should the fair value of our shares decrease prior to payment, we will not be required to increase the number of shares issued for prior periods.

As of the date of Incorporation, the Company had a common share repurchase provision as follows:
Employees may take salary in the form of Company shares at the rate of one third the current share value in lieu of the dollars payable. Shares that have been previously issued under this provision could have been sold back to the Company at the current share price if funds were available. As of April 30, 2008, the Company amended all employee agreements so that shares are no longer subject to this provision. Further, the Company anticipates that it will not enact this provision in the foreseeable future.

F21

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
April 30, 2009

NOTE G – RESTATEMENTS

Following submission of the reports for the period ended April 30, 2008, it has come to the attention of management that the treatment of common stock to be issued was not in accordance with GAAP. This misstatement has now been rectified and an adjustment has been made to the Financial Statements.  Following is a line by line itemization of the previously reported amount, amount of change and restated amount for the interim periods ending April 30, 2008 and 2007 for Balance Sheet Accounts and for the Cumulative period for Statements of Operations and Statement of Cash  Flows. This restatement caused increases of $605,000 for 2006, $192,500 for 2007 and $1,176,000 for 2008 in Option expense, $525,000 each for 2006, 2007 and 2008 in Loan bonus expense and $700,000 each for 2006, 2007 and 2008 in Salary bonus expense.

Fiscal Year Ended April 30, 2008

		As Previously	Amount
Report Name	Line Item	Reported	of Change	As Restated

Balance Sheet	C/Shares to be Issued	$3,247,500	$(2,401,000)	$5,648,500
	Accumul Deficit	$(16,386,728)	$2,401,000	$(18,787,728)

Statements
of Operations	SG&A	$396,622	$(2,401,000)	$2,797,622
	Net Loss	$(573,160)	$2,401,000	$(2,974,160)
	Net Loss Per C/Share	$(628,160)	$2,401,000	$(3,029,160)
	Net Loss Per Share	$(0.05)	$0.17	$(0.22

Statement of
Cash Flows	Net Loss	$(573,160)	$2,401,000	$(2,974,160)
	Operating Activities	$(1,097,921)	$2,401,000	$(3,498,921)
	Financing Activities	$1,076,080	$(938,772)	$137,358

Fiscal Year Ended April 30, 2007

		As Previously	Amount
Report Name	Line Item	Reported	of Change	As Restated

Balance Sheet	C/Shares to be Issued	$1,830,000	$(1,417,500)	$3,247,500
	Accumul Deficit	$(14,396,068)	$1,417,500	$(15,813,568)

Statements
of Operations	SG&A	$409,663	$(1,417,500)	$1,827,163
	Net Loss	$(558,267)	$1,417,500	$(1,975,767)
	Net Loss Per C/Share	$(613,267)	$1,417,500	$(2,030,767)
	Net Loss Per Share	$(0.05)	$0.11	$(0.16)

Statement of
Cash Flows	Net Loss	$(558,267)	$1,417,500	$(1,975,767)
	Operating Activities	$(192,817)	$1,417,500	$(1,610,317)
	Financing Activities	$88,759	$(5,000)	$83,759

F22

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
April 30, 2009

NOTE H –	COMMON STOCK TO BE ISSUED

During the time period of application, the Company has refrained from issuing Common Stock for deferral of salary and the deferral of loan payments.  In order to comply with GAAP, the Company has implemented an additional equity category to account for these stocks that have been earned but not yet issued. For April 30, 2009 and April 30, 2008 it was $1,225,000 and $1,225,000 respectively.  Additionally, this account covers Common Stock Options earned but not yet exercised.  These amounts for April 30, 2009 and April 30, 2008 were $1,225,000 and $1,176,000 respectively.

The following is a cumulative roll forward table in this stockholders’ equity account:

	Number of	Fair Value of
	Common Shares	Common Shares
	To Be Issued	To Be Issued
Deferral of Salary
Balance earned as of April 30, 2006	200,000	$700,000
Balance earned as of April 30, 2007	200,000	$700,000
Balance earned as of April 30, 2008	200,000	$700,000
Balance earned as of April 30, 2009	200,000	$700,000
Ending Balance as of April 30, 2009	800,000	$2,800,000

Deferral of Loans
Balance earned as of April 30, 2006	150,000	$525,000
Balance earned as of April 30, 2007	150,000	$525,000
Balance earned as of April 30, 2008	150,000	$525,000
Balance earned as of April 30, 2009	150,000	$525,000
Ending Balance as of April 30, 2009	600,000	$2,100,000

Employee Options
Balance earned as of April 30, 2006	495,000	$605,000
Balance earned as of April 30, 2007	55,000	$192,500
Balance earned as of April 30, 2008	336,000	$1,176,000
Balance earned as of April 30, 2009	350,000	$1,225,000
Ending Balance as of April 30, 2009	1,236,000	$3,198,500

Total Common Shares to be Issued
As of April 30, 2009	2,636,000	$8,098,500

The common stock options in the financial statements have been restated to record the cumulative impact for such fair value of options for the years April 30, 1998 through April 30, 2006 in the statements of stockholders’ equity for the year ended April 30, 2006 as the amounts for these individual years had not been previously recorded.

F23

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
April 30, 2009

NOTE I –	DIVIDEND POLICY

We have never declared or paid cash dividends on our common stock and anticipate that all future earnings will be retained for development of our business. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, capital requirements, our financial conditions and general business conditions.

Our Series A Preferred Stock carries a dividend equal to 5% of the original purchase price of such preferred stock.  This dividend may be paid, at our option, in cash or in shares of our common stock.  This dividend accrues to the extent it is not declared and paid each year.  If we elect to pay the dividend in cash, it must be paid out of our earnings, after taxes.  If we elect to pay the dividend in common stock we may do so and our board of directors determines the price at which such dividend distribution occurs, however, the most recent or current share value, which is determined by the last private sale of our common shares, is divided by one-third and the resulting number is used to determine the number of common shares to be issued in lieu of cash.

As of April 30, 2009, the following outlines the arrearages in preferred stock dividends to our four directors and officers who are the only holders of such stock that have not been issued. These dividends can be taken in common stock in lieu of cash and have been outlined below as if they will be taken in lieu of cash:

Period		Dividend Due	Per Share Amount		Common Shares Issued
(Year Ended)		(if taken in cash)	(1/3 last share price)		(in lieu of cash dividend)

April 30, 2006		$55,000	$1.167		47,143
April 30, 2007		$55,000	$1.167		47,143
April 30, 2008		$55,000	$1.167		47,143
April 30, 2009		$55,000	$1.167		47,143
	Total	$220,000		Total	188,572

The aggregate number of common shares we would have to issue in lieu of cash if we elected to pay dividends in common shares for fiscal 2006, 2007, 2008 and 2009 would be 188,572.

F24