Form 10-Q
period 2009-07-31
GISSER AUTOMOTIVE CONCEPTS INC
filed 2009-09-21
CIK 1403930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from___________, to _____________

Commission file number: 333-145181

Gisser Automotive Concepts, Inc.
(Name of Small Business Issuer in Its Charter)

NEW YORK	13-3948927
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of July 31, 2009 based upon the closing price reported for such date on the OTC Bulletin Board was US$ 0.

The company had a total of 13,659,333 shares outstanding as of July 31, 2009.

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

On July 20, 2009, the management of the Registrant engaged Frumkin, Lukin & Zaidman, CPAs P.C., located at 100 North Village Avenue Suite 21, Rockville Centre, NY 11570, 516-766-6635, as its independent auditors to audit its financial statements for the fiscal year ended April 30, 2009 and three months eneded July 31, 2009. The decision to change auditors was approved by the Registrant's Board of Directors.

The Company has authorized two classes of stock: Common stock authorized 200,000,000 shares; par value $0.01; issued and outstanding 13,659,333 as of July 31, 2009 and Cumulative 5% preferred stock, stated value $1.80 authorized 20,000,000 shares, 550,000 shares issued and outstanding as of July 31, 2009. The Company is only offering common stock through its registration with the SEC and does not anticipate offering preferred shares for sale to the public.

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

2) We only have a very limited amount of cash as of July 31, 2009 and if we are unable to raise more money, we will be required to delay, scale back or eliminate key elements of our business plan.

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

Stockholders

As of the close of business on July 31, 2009, there were 255 holders of record of the Company’s common stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Form 10-Q.

Revenue

We are a development company, and have not generated any revenues since the date of incorporation of May 22, 1997.

Operating Income

We have had no revenues but have incurred general and administrative expenses of $560,326 and $535,977 for the periods ended July 31, 2009, and 2008, a large portion being stock to be issued for stock based compensation and for other reasons.

Net (Loss)

During the periods ended July 31, 2009, and 2008, the Company had net losses of $ (789,126) and $ (755,096) respectively.

Financial Condition

The Company does not have enough cash resources or revenues to cover expenses for the foreseeable future. Without increased revenues or additional capital, it is extremely likely that our production, sales and marketing plan will not be able to be completed. This would significantly affect out efforts to enter into sales operations as and when we would like.

Liquidity and Capital Resources

During the periods ended July 31, 2009, and 2008, net cash used in operating activities amounted to $ (45,450) and $ (37,032), respectively.

Net cash provided by financing activities amounted to $ 31,889 and $ (71,234) for the periods ended July 31, 2009, and 2008, respectively. The net cash provided resulted primarily from ongoing loans from our CEO and President.

As of July 31, 2009, and 2008, our cash resources amounted to $12,782                                                                                                                                 and $19,593, respectively. Current liabilities exceed current assets by $814,466 and $652,715 respectively, and as of July 31, 2009, our prior accumulated deficit and deficit accumulated since inception amounted to $21,818,468 and $22,607,594, respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are included following the signature page to this Form 10-Q.

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

Our CEO reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 240.13a-15(e) or 15d-15(e)) of the Exchange Act Rule 13a-15 as of the end of the period covered by this report.  Based upon this evaluation, our President concluded that, as of the end of such period, our disclosure controls and procedures were effective as of the end of the fiscal year covered by this Form 10-Q.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2009.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of July 31, 2009.

This Report on Form 10-Q does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Report on Form 10-Q.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the first three months of the year ended April 30, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the first quarter of the three months covered by this Form 10-Q but not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our officers and Directors as of July 31, 2009.
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

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have not filed all Forms 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934, as amended. As a newly effective Company, this filing and related forms will be filed as soon as possible.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

Shown on the table below is information on the annual and long-term compensation for services rendered to the Company in all capacities, for the three most recent fiscal years ended April 30, 2008, April 30, 2009 and April 30, 2010. None of this compensation has been paid by the Company to any individuals listed below and serving the Company in the specified capacity. All compensation has been deferred and in previous years taken as equity in lieu of salary or is due in the form of stock to be issued.

		Annual Compensation			Long-Term Compensation
		Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Awards		Payouts	All Other Compen- sation (Shares)
Name And Principal Position	Year				Restrict-ed Stock Awards ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)

Daryl K. Gisser	2010	145,000	0	0	0	0	0	0
President/CEO	2009	140,000	0	0	0	0	0	0
	2008	135,000	0	0	0	0	0	0

Nolan M. Gisser	2010	74,000	0	0	0	0	0	0
Vice President	2009	70,000	0	0	0	0	0	0
	2008	67,000	0	0	0	0	0	0

Rivkah Nachmias	2010	74,000	0	0	0	0	0	0
Treasurer	2009	70,000	0	0	0	0	0	0
	2008	67,000	0	0	0	0	0	0

Herman G. Gisser	2010	74,000	0	0	0	0	0	0
Director of Sales and	2009	70,000	0	0	0	0	0	0
Marketing & Secretary	2008	67,000	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of July 31, 2009, concerning shares of common stock and preferred stock of the Company being the only securities that are issued and outstanding, held by (1) each shareholder known by the Company to own beneficially more than five percent of the common stock, (2) each Director of the Company, (3) each executive officer of the Company, and (4) all Directors and executive officers of the Company as a group:

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

Independent Directors

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following represents fees for professional audit services rendered by Frumkin, Lukin & Zaidman, CPAs P.C. for the review of our annual financial statements for the period from May 1, 2009, to July 31, 2009.

Audit Fees

The aggregate fees billed by our registered independent auditors, Frumkin, Lukin & Zaidman, CPAs P.C., for professional services rendered for the review of our financial statements for the three months ended July 31, 2009, were $1,000.

Audit Related Fees

The aggregate fees billed by our registered independent auditors, Frumkin, Lukin & Zaidman, CPAs P.C., for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were $1,000 for three months ended July 31, 2009.

Tax Fees

Our registered independent auditors did not render any services for tax compliance, tax advice and tax planning during the three months ended July 31, 2009.
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

GISSER AUTOMOTIVE CONCEPTS, INC.
Date: September 20, 2009	By:	/s/ Daryl K. Gisser
Daryl K. Gisser
Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: September 20, 2009	By:	/s/ Daryl K. Gisser
Name: Daryl K. Gisser
Title: Chief Executive Officer, President

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

AUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JULY 31, 2009 and YEAR ENDED APRIL 30, 2009

CONTENTS	PAGE

Balance Sheets	F 1

Statements of Operations	F 2

Statements of Cash Flows	F 3

Statement of Stockholders’ Equity	F 4 – F 10

Notes to Financial Statements	F 11 – F 23

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

	July 31,	April 30,
	2009	2009
	(unaudited)	(audited)
Current Assets
Cash (Note A)	$12,782	$26,342
Inventory	130,185	130,185
Total Current Assets	142,967	156,527

EQUIPMENT AND PROTOTYPE, net of accumulated
depreciation of $ 792,928 and $774,445, respectively (Note B)	568,605	587,088

OTHER ASSETS
Deposits	1,358	1,358

INTANGIBLE ASSETS
Patent, net of amortization of $39,630 and $38,821, respectively	15,370	16,179
TOTAL ASSETS	$728,300	$761,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$34,032	$35,532
Interest payable to related parties	502,580	468,070
Loans payable to related parties	463,154	431,265
Accrued salaries to related parties	543,000	479,000

Total Current Liabilities	1,542,766	1,413,867

Stockholders’ Equity
Cumulative 5% preferred stock, stated value $1.80 authorized 20,000,000 shares, 550,000 shares issued and outstanding (holding a preference of involuntary liquidation of $1.1 million)	990,000	990,000
Common stock authorized 200,000,000 shares; par value $0.01; issued and outstanding 13,659,333 and 13,659,333shares at at July 31, 2009 and April 30, 2009, respectively	136,593	136,593
Paid-in capital	11,940,660	11,940,660
Common stock to be issued; 2,815,205 and 2,636,000 shares at July 31, 2009 and April 30, 2009, respectively	8,725,875	8,098,500
Deficit accumulated during the development stage	(22,607,594)	(21,818,468)
Total Stockholders’ Equity (Deficit)	(814,466)	(652,715)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$728,300	$761,152

See accompanying notes to financial statements.

F 1

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

			For the Period
			May 22, 1997
	July 31,	July 31,	(Inception) to
	2009	2008	July 31, 2009
	(unaudited)	(unaudited)	(unaudited &
			derived from
			restated)
OPERATING EXPENSES
Selling, general and administrative	$560,326	$535,977	$11,616,164
SG&A - Stock-based compensation	175,000	175,000	9,428,763
Depreciation and amortization	19,291	19,291	832,556
Total Operating Expenses	754,617	730,268	21,877,484

OTHER EXPENSE (INCOME)
Interest earned	(1)	(195)	(22,470)
Interest expense	34,510	25,023	750,525
Taxes	0	0	2,055
Total Other Expense (Income)	34,509	24,828	730,110

NET LOSS	$(789,126)	$(755,096)	$(22,607,594)

DIVIDENDS TO PREFERRED
STOCK HOLDERS (IN ARREARS)	$(13,750)	$(13,750)

NET LOSS AVAILABLE TO COMMON
STOCKHOLDERS	$(802,876)	$(768,846)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(.06)	$(.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,659,333	13,659,333

See accompanying notes to financial statements.

F 2

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

			For the Period
			May 22, 1997
	July 31,	July 31,	(Inception) to
	2009	2008	July 31, 2009
	(unaudited)	(unaudited)	(unaudited &
			derived from
			restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(789,126)	$(755,096)	$(22,607,594)
Adjustments to reconcile net loss to
cash flows used in operating activities:
Stock based compensation	175,000	175,000	8,985,541
Stock to be issued for other reasons	452,375	437,500	9,231,819
Depreciation and amortization	19,291	19,291	832,557
Increase (decrease) in operating assets:
Accounts payable and accrued expenses	(1,500)	-	34,032
Deposits	-	-	(1,358)
Inventory	-	-	(130,184)
Interest payable	34,510	25,023	502,580
Accrued salaries	64,000	61,250	543,000

Net Cash Flows Used In Operating Activities	$(45,450)	$(37,032)	(2,609,608)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for equipment and prototype	-	-	(453,672)

Net Cash Used in Investing Activities	-	-	(453,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	31,889	(71,234)	979,300
Sale of common stock	-	-	2,096,762

Net Cash Flows from Financing Activities	$31,889	$(71,234)	$3,076,062

INCREASE (DECREASE) IN CASH	(13,561)	(108,266)	12,782
CASH, BEGINNING OF PERIOD	26,342	127,859	-
CASH, END OF PERIOD	$12,782	$19,593	$12,782

SUPPLEMENTAL CASH FLOW
INFORMATION
Issuance of common stock for
non cash transactions	$-	$-	$9,036,769
Common Stock to be Issued (for Options)	321,125	306,250	3,519,625
Common Stock to be Issued (for Other Reasons)	306,250	306,250	5,206,250
	$627,375	$612,500	$17,762,644
Cash paid for income taxes	$-	$-	$2,055
Cash paid for interest	$-	$-	$-

See accompanying notes to financial statements.

F 3

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to July 31, 2009

STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Common Stock	Subscription	Accumulated	Total Stockholders'
	(As Restated)		(As Restated)		Paid In Capital	To Be Issued	Receivable	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Issuance of stock for patent, equipment and prototype @$1.80 per share	500,000	$900,000							$900,000
Issuance of stock for labor @$1.80 per share	50,000	90,000							90,000
Issuance of stock for labor @$0.10 to $0.50 per share			112,500	$1,125	$23,625				24,750
Issuance of stock for patent, equipment and prototype @ $0.01 per share			1,200,000	12,000					12,000
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$1.00 per share			535,000	5,350	529,650				535,000
Issuance of stock for cash @$0.50 per share			172,000	1,720	84,280				86,000
Net loss for year ended April 30, 1998								$(709,282)	(709,282)
Balance April 30, 1998	550,000	990,000	2,019,500	20,195	637,555			(709,282)	938,468
Issuance of stock for labor @$0.10 to $0.50 per share			245,730	2,457	51,604				54,061
Issuance of stock for cash @$1.00 per share			2,500	25	2,475				2,500
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$0.50 per share			720,000	7,200	352,800				360,000

See accompanying notes to financial statements.

F 4

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to July 31, 2009

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

F 5

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to July 31, 2009

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

F 6

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to July 31, 2009

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

See accompanying notes to financial statements.

F 7

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to July 31, 2009

STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Common Stock	Subscription	Accumulated	Total Stockholders'
	(As Restated)		(As Restated)		Paid In Capital	To Be Issued	Receivable	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Issuance of stock for labor @$1.00 per share			212,021	2,120	209,901				212,021
Net loss for year ended April 30, 2005								(1,884,917)	(1,884,917)
Balance April 30, 2005	550,000	990,000	12,586,061	125,861	10,288,564			(11,055,942)	348,482
Issuance of stock for cash @ $2.50 to $3.50 per share			241,751	2,418	642,688		$111		645,106
Issuance of stock for labor @$2.50 to $3.50 per share			19,000	190	63,810				64,000
Common stock to be issued for deferral of salary (1)						700,000			700,000
Common stock to be issued for deferral of loan payments (1)						525,000			525,000
Common stock to be issued for options (1)						605,000			605,000
Net loss for year ended April 30, 2006								(2,781,859)	(2,781,859)
Balance April 30, 2006	550,000	990,000	12,846,812	128,469	10,995,062	1,830,000		(13,837,801)	105,729
Issuance of stock for cash $3.50 per share			2,857	29	9971				10,000
Issuance of stock for labor @$1.00 per share			5,000	50	4,950				5,000
Common stock to be issued for deferral of salary (1)						700,000			700,000
Common stock to be issued for deferral of loan payments (1)						525,000			525,000
Common stock to be issued for options (1)						192,500			192,500

See accompanying notes to financial statements.

F 8

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to July 31, 2009

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

See accompanying notes to financial statements.

F 9

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to July 31, 2009

STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Common Stock	Subscription	Accumulated	Total Stockholders'
	(As Restated)		(As Restated)		Paid In Capital	To Be Issued	Receivable	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Common stock to be issued for deferral of salary (1)						175,000			175,000
Common stock to be issued for deferral of loan payments (1)						131,250			131,250
Common stock to be issued for options (1)						321,125			321,125
Net Loss for period ended July 31, 2009								(789,126)	(789,126)
Balance July 31, 2009	550,000	$990,000	13,659,333	$136,593	$11,940,659	8,725,875		$(22,607,594)	$(814,466)

(1) Please refer to the table in Note H “Common Stock to be Issued” for the actual number of shares to be issued which corresponds to each line item.

See accompanying notes to financial statements.

F 10

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
July 31, 2009

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Gisser Automotive Concepts, Inc. (the “Company”) (A Development Stage Enterprise) was incorporated May 22, 1997 in the State of New York.  The Company designs automobiles and has developed a prototype for future production.  The prototype is a high performance, mid-engine sports coupe.

Going Concern
As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $22,607,594 through July 31, 2009 since inception, has a stockholders’ deficit, negative working capital, and is considered a company in the development stage. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Research and Development
The Company’s policy is to expense all research and development costs incurred. The amount of Research and Development, classified within General and Administrative expenses, that has been expensed for the three months ended July 31, 2009 and April 30, 2009 was $339 and $901 respectively. Costs that have an alternative future use, such as tools, molds and prototype automobile are capitalized and depreciated as per SFAS No. 2.

Other costs that have an alternative future use connected solely to the inventory automobile are capitalized and not depreciated as per SFAS No. 2, and have been included within the balance sheet caption “Current Assets - Inventory.”

F 11

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
July 31, 2009

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

F 12

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
July 31, 2009

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes (I) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (II) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (III) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  This statement if effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  There were no events occurring subsequent to the balance sheet date that would have a material impact on the financial statements.

F 13

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
July 31, 2009

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

NOTE B – EQUIPMENT

Equipment consists of the following at:

	July 31, 2009	April 30, 2009	Average Useful Life in Years

Machinery and equipment	$38,381	$38,381	7
Prototype automobile	170,675	170,675	5
Tools and molds	1,052,500	1,052,500	15
Web site	73,150	73,150	3
Furniture and fixtures	26,827	26,827	5
	1,361,533	1,361,533
Less: accumulated depreciation	792,928	774,445
	$568,605	$587,088

NOTE C - RELATED PARTY TRANSACTIONS

The Company has loans from individuals who are related to the Chief Executive Officer of the Company or who are stockholders of the Company.  The loans are secured by the Company’s assets and bear interest at the rate of 10% to 15% per annum.  The total loans outstanding at July 31, 2009 and April 30, 2009 aggregated $463,154 and $431,265, respectively.  The total loan balance outstanding due to the President and Chief Executive Officer at July 31, 2009 and April 30, 2009 was $356,283 and $306,394 respectively.

During the three months ended July 31, 2009, the President advanced the Company an additional $51,889 and was repaid $2,000.

F 14

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
July 31, 2009

NOTE C - RELATED PARTY TRANSACTIONS (CONTINUED)

The company also has agreements with the note holders to issue shares of the Company’s common stock for loans or interest which are not repaid timely and if the note holders agree to defer the payments.   In addition, the Company has agreements with its employees to issue shares of the Company’s common stock for salaries which are not paid timely and if the employees agree to defer salaries.  During the three months ended July 31, 2009 and the year ended April 30, 2009; no shares were issued for the deferrals of salaries or the deferral of loans but are due in the amount of 50,000 and 37,500 and 200,000 and 150,000 common shares respectively solely pertaining to the fiscal year 2010 deferrals. Please refer to Note F “Commitments and Contingencies“, for the number of shares due to be issued for these and other reasons as well as the corresponding fair value of such common shares to be issued for previous periods. The fair value of such shares are reflected in the balance sheet line item “Common Stock to be Issued” and have a corresponding debit entry to SG&A expense. During the same period ended July 31, 2009, an additional 11,786 common shares are due to be issued for preferred dividends to related parties holding preferred shares. Please refer to Note I “Dividend Policy” for the number of shares due to be issued for this reason as well as the corresponding fair value of such common shares to be issued for previous periods.

Expenses related to the upkeep of the Company’s website were paid to a party related to the President.

NOTE D - INCOME TAXES

The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes.  Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.  The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At July 31, 2009 and April 30, 2009, these differences resulted in a deferred tax asset of approximately $ 7,812,659 and $7,543,470, respectively.

SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Since realization is not assured, the  Company  has  recorded  a  valuation  allowance  for  the entire deferred  tax  asset, and   the accompanying financial statements do not reflect any net asset for deferred taxes at July 31, 2009 and April 30, 2009.

Any amounts listed on the income statement for the payment of taxes refers only to the New York State minimum tax based upon the Capital Base of the company. This amount was $0 and $325 for July 31, 2009 and April 30, 2009.

The Company’s net operating loss carry forwards amounted to approximately $22,607,594 at July 31, 2009 which will expire through 2026.

NOTE E - STOCKHOLDERS’ EQUITY

During the year ended April 30, 1998, the Company issued 500,000 shares of its preferred stock to the President and Chief Executive Officer for a patent, equipment and prototype automobile. The shares were valued at $1.80 per share and were recorded under the caption patent, equipment and prototype on the balance sheet.

F 15

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
July 31, 2009

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

F 16

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
July 31, 2009

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

F 17

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
July 31, 2009

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

F 18

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
July 31, 2009

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

F 19

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
July 31, 2009

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

During the three months ended July 31, 2009, the Company was due to issue 50,000 shares of its common stock for the deferral of salary valued at $3.50 per share. The aggregate consideration of $175,000 was recorded as common stock to be issued.

During the three months ended July 31, 2009, the Company was due to issue 37,500 shares of its common stock for the deferral of loans valued at $3.50 per share. The aggregate consideration of $131,250 was recorded as common stock to be issued.

During the three months ended July 31, 2009, the Company was due to issue 91,750 shares of its common stock for employee options valued at $3.50 per share. The aggregate consideration of $321,125 was recorded as common stock to be issued.

The Company has an informal stock option plan. The plan is non-qualified and the options vest and are immediately exercisable.

NOTE F - COMMITMENTS AND CONTINGENCIES

On May 1, 2007, the Company entered into a 10 year employment contract with the President and Chief Executive Officer.  The annual salary for the year ended April 30, 2010 is $145,000. As of July 31, 2009, the Company has a liability to the President for the deferment of salary payable in the amount of $311,250. The Company is contingently liable under the remainder of the contract for a total of approximately $1,300,000.

The Company has entered into additional employment contracts with key employees which expire in April 2017.  As of July 31, 2009, the Company has a liability to these key employees for the deferment of salary payable of $231,750. The total contingent liabilities under the remainder of these contracts aggregate $2,112,000.  Additionally, if the salary is not paid, the employees will receive an additional 50,000 shares of the Company’s common stock per year for deferring payments.

F 20

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
July 31, 2009

NOTE F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

During the three months ended July 31, 2009 and the year ended April 30, 2009, the Company did not issue any shares of the common stock to its employees for the deferral of salary. Please refer to Note H “Common Stock to be Issued” for the details of the shares due and their fair value.

During the three months ended July 31, 2009 and the year ended April 30, 2009, the Company did not issue any shares of the common stock to the note holders who made loans to the Company.  These note holders are the President and individuals related to the President.  The shares were to be issued under agreements whereby if the loans were not timely paid or if the note holders agreed to payment deferrals, shares would be issued. Please refer to Note H “Common Stock to be Issued” for the details of the shares due and their fair value.

During the three months ended July 31, 2009 and the year ended April 30, 2009, the Company did not issue any shares of its common stock to note holders for the deferment of interest payments as no provisions in any agreement exist for any such issuance of shares for interest payment deferral only loan payment deferrals.

During the three months ended July 31, 2009 and the year ended April 30, 2009, the Company did not issue any shares of its common stock to employees for Common Stock Options which are due to be issued to the four directors as part of their employment contracts.  Please refer to Note H “Common Stock to be Issued” for the details of the shares due and their fair value.

Additionally, during the three months ended July 31, 2009 and the year ended April 30, 2009, the Company did not issue any shares of its common stock to stockholders of preferred shares as part of our dividends policy. Please refer to Note I “Dividend Policy” for the details of the shares due and their fair value.

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

F 21

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
July 31, 2009

NOTE G – COMMON STOCK TO BE ISSUED

During the time period of application, the Company has refrained from issuing Common Stock for deferral of salary and the deferral of loan payments.  In order to comply with GAAP, the Company has implemented an additional equity category to account for these stocks that have been earned but not yet issued. For July 31, 2009 and April 30, 2009 it was $306,250 and $1,225,000 respectively.  Additionally, this account covers Common Stock Options earned but not yet exercised.  These amounts for July 31, 2009 and April 30, 2009 were $321,125 and $1,225,000 respectively.

The following is a cumulative roll forward table in this stockholders’ equity account:

	Number of	Fair Value of
	Common Shares	Common Shares
	To Be Issued	To Be Issued
Deferral of Salary
Balance earned as of April 30, 2006	200,000	$700,000
Balance earned as of April 30, 2007	200,000	700,000
Balance earned as of April 30, 2008	200,000	700,000
Balance earned as of April 30, 2009	200,000	700,000
Three months ended July 31, 2009	50,000	175,000
Ending Balance as of July 31, 2009	850,000	$2,975,000

Deferral of Loans
Balance earned as of April 30, 2006	150,000	$525,000
Balance earned as of April 30, 2007	150,000	525,000
Balance earned as of April 30, 2008	150,000	525,000
Balance earned as of April 30, 2009	150,000	525,000
Three months ended July 31, 2009	37,500	131,250
Ending Balance as of July 31, 2009	637,500	$2,231,250

Employee Options
Balance earned as of April 30, 2006	495,000	$605,000
Balance earned as of April 30, 2007	55,000	192,500
Balance earned as of April 30, 2008	336,000	1,176,000
Balance earned as of April 30, 2009	350,000	1,225,000
Three months ended July 31, 2009	91,750	321,125
Ending Balance as of July 31, 2009	1,327,750	$3,519,625

Total Common Shares to be issued
As of July 31, 2009	2,815,250	$8,725,875

The common stock options in the financial statements have been restated to record the cumulative impact for such fair value of options for the years April 30, 1998 through April 30, 2006 in the statements of stockholders’ equity as the amounts for these individual years had not been previously recorded.

F 22

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
July 31, 2009

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

As of July 31, 2009, the following outlines the arrearages in preferred stock dividends to our four directors and officers who are the only holders of such stock that have not been issued. These dividends can be taken in common stock in lieu of cash and have been outlined below as if they will be taken in lieu of cash:

Period	Dividend Due	Per Share Amount		Common Shares Issued
(Year Ended)	(if taken in cash)	(1/3 last share price)		(in lieu of cash dividend)

April 30, 2006	$55,000	$1.167		47,143
April 30, 2007	$55,000	$1.167		47,143
April 30, 2008	$55,000	$1.167		47,143
April 30, 2009	$55,000	$1.167		47,143
July 31, 2009	$13,750	$1.167		11,786
Total	$233,750		Total	200,358

The aggregate number of common shares we would have to issue in lieu of cash if we elected to pay dividends in common shares for fiscal 2006, 2007, 2008 and 2009 and the three months ended July 31, 2009 would be 200,358.

F 23