Form 10-Q
period 2009-10-31
GISSER AUTOMOTIVE CONCEPTS INC
filed 2009-12-18
CIK 1403930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from___________, to _____________

Commission file number: 333-145181

Gisser Automotive Concepts, Inc.
(Name of Small Business Issuer in Its Charter)

NEW YORK	13-3948927
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of October 31, 2009 based upon the closing price reported for such date on the OTC Bulletin Board was US$ 0.

The company had a total of 13,659,333 shares outstanding as of October 31, 2009.

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

On July 20, 2009, the management of the Registrant engaged Frumkin, Lukin & Zaidman, CPAs P.C., located at 100 North Village Avenue Suite 21, Rockville Centre, NY 11570, 516-766-6635, as its independent auditors to audit its financial statements for the fiscal year ended April 30, 2009 and six months ended October 31, 2009. The decision to change auditors was approved by the Registrant's Board of Directors.

The Company has authorized two classes of stock: Common stock authorized 200,000,000 shares; par value $0.01; issued and outstanding 13,659,333 as of October 31, 2009 and Cumulative 5% preferred stock, stated value $2.00 authorized 20,000,000 shares, 550,000 shares issued and outstanding as of October 31, 2009. The Company is only offering common stock through its registration with the SEC and does not anticipate offering preferred shares for sale to the public.

Employees

Currently, the Company has four employees two of whom are part time. All employees have deferred their salaries until such time as it is practical for the Company to compensate them in cash. As in the past, the Company may agree to pay employees cash salaries that have accrued to them in equity.

ITEM 1A.    RISK FACTORS

The securities offered by the Company’s Initial Public Offering are highly speculative and involve substantial risks. Investors should carefully consider the risks and uncertainties described below and the other information available from the Company before deciding whether to invest in shares of our common stock. Any of the following risks could cause the value of our common stock to decline. Our financial status creates a doubt whether we will continue as a going concern for more than 12 months from the date of this filing, and, if we do not continue as a going concern, investors may lose their entire investment. We have nominal assets and limited operations with which to create operating capital.  We seek to raise additional capital to promote and advertise our services in an offering of our common stock on Form S-1. If all the shares offered are sold, we will receive up to $10,000,000 proceeds net of expenses to purchase material and equipment to build Company and its products. There can be no assurance that such offering will be successful.

1) We are a development stage company that has a very limited operating history; we never earned any revenues and we may never achieve or sustain profitability.

2) We only have a very limited amount of cash as of October 31, 2009 and if we are unable to raise more money, we will be required to delay, scale back or eliminate key elements of our business plan.

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

8) Our Chief Executive Officer has the power to make all major decisions regarding the company without the need to get consent from any stockholder or other person.  He is also the only person knowledgeable about our business, affairs and history and the loss of his services would likely result in the indefinite cessation of our operations and the complete failure of our current business plan. We do, however, currently maintain key man life insurance coverage on our CEO’s life in the amount of $1,000,000.  We do not maintain insurance on the life of our other executives.  The proceeds from any payout on the insurance may not be sufficient to allow us to continue operations in the event of his death.

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

This was voted upon with an action with no meeting and by consent of a majority of our shareholders amongst who were our CEO and President holding 58.10% of the outstanding common and preferred stock of the Company.

An 8-K was filed with the SEC relating to this change of accountants on July 20, 2009 and then amended on July 30, 2009 as Form 8-K/A Amendment No. 2.

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

There have not been any sales of our shares of Common Stock during the period covered by this report.

Stockholders

As of the close of business on October 31, 2009, there were 255 holders of record of the Company’s common stock.

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

Operating Income

We have had no revenues but have incurred general and administrative expenses and total operating expenses of $1,116,837and $1,073,617 for the periods ended October 31, 2009, and 2008, a large portion being stock to be issued for stock based compensation and for other reasons.

Net (Loss)

During the periods ended October 31, 2009, and 2008, the Company had net losses of $ (1,636,562) and $ (1,514,398) respectively.

Financial Condition

The Company does not have enough cash resources or revenues to cover expenses for the foreseeable future. Without increased revenues or additional capital, it is extremely likely that our production, sales and marketing plan will not be able to be completed. This would significantly affect out efforts to enter into sales operations as and when we would like.

Liquidity and Capital Resources

During the periods ended October 31, 2009, and 2008, net cash used in operating activities amounted to $ (85,584) and $ (75,847), respectively.

Net cash provided by financing activities amounted to $ 77,473 and $ (23,000) for the periods ended October 31, 2009, and 2008, respectively. The net cash provided resulted primarily from ongoing loans from our CEO and President.

As of October 31, 2009, and 2008, our cash resources amounted to $18,231 and $26,342, respectively. Current liabilities exceed current assets by $ 1,034,529 and $ 652,715 respectively, and as of October 31, 2009, our prior accumulated deficit and deficit accumulated since inception amounted to $21,818,468 and $23,455,031, respectively.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2009.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred as of October 31, 2009 and for the year ended April 30, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the first quarter of the three months covered by this Form 10-Q but not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our officers and Directors as of October 31, 2009.

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

		Annual Compensation			Long-Term Compensation
		Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Awards		Payouts	All Other Compen- sation (Shares)
Name And Principal Position	Year				Restrict- ed Stock Awards ($)	Securities Under- lying Options/ SARs (#)	LTIP Payouts ($)

Daryl K. Gisser	2010	145,000	0	0	0	0	0	0
President/CEO	2009	140,000	0	0	0	0	0	0
	2008	135,000	0	0	0	0	0	0

Nolan M. Gisser	2010	74,000	0	0	0	0	0	0
Vice President	2009	70,000	0	0	0	0	0	0
	2008	67,000	0	0	0	0	0	0

Rivkah Nachmias	2010	74,000	0	0	0	0	0	0
Treasurer	2009	70,000	0	0	0	0	0	0
	2008	67,000	0	0	0	0	0	0

Herman G. Gisser	2010	74,000	0	0	0	0	0	0
Director of Sales and	2009	70,000	0	0	0	0	0	0
Marketing & Secretary	2008	67,000	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of October 31, 2009, concerning shares of common stock and preferred stock of the Company being the only securities that are issued and outstanding, held by (1) each shareholder known by the Company to own beneficially more than five percent of the common stock, (2) each Director of the Company, (3) each executive officer of the Company, and (4) all Directors and executive officers of the Company as a group:

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

Independent Directors

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following represents fees for professional audit services rendered by Frumkin, Lukin & Zaidman, CPAs P.C. for the review of our annual financial statements for the period from May 1, 2009, to October 31, 2009.

Audit Fees

The aggregate fees billed by our registered independent auditors, Frumkin, Lukin & Zaidman, CPAs P.C., for professional services rendered for the review of our financial statements for the six months ended October 31, 2009, were $2,000.

Audit Related Fees

The aggregate fees billed by our registered independent auditors, Frumkin, Lukin & Zaidman, CPAs P.C., for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were $2,000 for six months ended October 31, 2009.

Tax Fees

Our registered independent auditors did not render any services for tax compliance, tax advice and tax planning during the six months ended October 31, 2009.

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

GISSER AUTOMOTIVE CONCEPTS, INC.
Date: December 16, 2009	By:	/s/ Daryl K. Gisser
Daryl K. Gisser
Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: December 16, 2009	By:	/s/ Daryl K. Gisser
Name: Daryl K. Gisser
Title: Chief Executive Officer, President

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED OCTOBER 31, 2009 and YEAR ENDED APRIL 30, 2009

CONTENTS	PAGE

Balance Sheets	F 1

Statements of Operations	F 2

Statements of Cash Flows	F 3

Statement of Stockholders’ Equity	F 4 – F 10

Notes to Financial Statements	F 11 – F 23

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

	October 31,	April 30,
	2009	2009
	(unaudited)	(audited)
Current Assets
Cash (Note A)	$18,231	$26,342
Inventory	130,185	130,185
Total Current Assets	148,416	156,527

EQUIPMENT AND PROTOTYPE, net of accumulated depreciation of $811,399 and $774,445, respectively (Note B)	550,133	587,088

OTHER ASSETS
Deposits	1,358	1,358

INTANGIBLE ASSETS
Patent, net of amortization of $40,439 and $38,821, respectively	14,561	16,179
TOTAL ASSETS	$714,468	$761,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$42,680	$35,532
Interest payable to related parties	599,226	468,070
Loans payable to related parties	583,239	431,265
Accrued salaries to related parties	523,852	479,000

Total Current Liabilities	1,748,997	1,413,867

Stockholders’ Equity
Cumulative 5% preferred stock, stated value $2.00 authorized 20,000,000 shares, 550,000 shares issued and outstanding (holding a preference of involuntary liquidation of $1.1 million)	990,000	990,000
Common stock authorized 200,000,000 shares; par value $0.01; issued and outstanding 13,659,333 and 13,659,333 shares at at October 31, 2009 and April 30, 2009, respectively	136,593	136,593
Paid-in capital	11,940,660	11,940,660
Common stock to be issued; 2,994,500 and 2,636,000 shares at October 31, 2009 and April 30, 2009, respectively	9,353,250	8,098,500
Deficit accumulated during the development stage	(23,455,031)	(21,818,468)
Total Stockholders’ Equity (Deficit)	(1,034,528)	(652,715)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$714,468	$761,152

See accompanying notes to financial statements.

F 1

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

			For the Period
			May 22, 1997
	October 31,	October 31,	(Inception) to
	2009	2008	October 31, 2009
	(unaudited)	(unaudited)	(unaudited &
			derived from
			restated)
OPERATING EXPENSES
Selling, general and administrative	$1,116,837	$1,073,617	$12,172,675
SG&A - Stock-based compensation	350,000	350,000	9,603,763
Depreciation and amortization	38,572	38,583	851,838
Total Operating Expenses	1,505,409	1,462,200	22,628,276

OTHER EXPENSE (INCOME)
Interest earned	(3)	(270)	(22,470)
Interest expense	131,155	52,468	847,170
Taxes	0	0	2,055
Total Other Expense (Income)	131,153	52,198	826,755

NET LOSS	$(1,636,562)	$(1,514,398)	$(23,455,031)

DIVIDENDS TO PREFERRED STOCK HOLDERS (IN ARREARS)	$(27,500)	$(27,500)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,664,062)	$(1,541,898)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(.12)	$(.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,659,333	13,659,333

See accompanying notes to financial statements.

F 2

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

			For the Period
			May 22, 1997
	October 31,	October 31,	(Inception) to
	2009	2008	October 31, 2009
	(unaudited)	(unaudited)	(unaudited &
			derived from
			restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,636,561)	$(1,514,397)	$(23,455,029)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock based compensation	350,000	350,000	9,160,541
Stock to be issued for other reasons	904,750	875,000	9,684,194
Depreciation and amortization	38,572	38,583	851,838
Increase (decrease) in operating assets:
Accounts payable and accrued expenses	(1,500)	-	34,032
Deposits	-	-	(1,358)
Inventory	-	-	(130,184)
Interest payable	131,155	52,468	599,225
Accrued salaries	128,000	122,500	607,000

Net Cash Flows Used In Operating Activities	$(85,584)	$(75,847)	(2649,741)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for equipment and prototype	-	-	(453,672)

Net Cash Used in Investing Activities	-	-	(453,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	77,473	(23,000)	1,024,882
Sale of common stock	-	-	2,096,762

Net Cash Flows from Financing Activities	$77,473	$(23,000)	$3,121,644

INCREASE (DECREASE) IN CASH	(8,111)	(98,847)	18,231
CASH, BEGINNING OF PERIOD	26,342	127,859	26,343
CASH, END OF PERIOD	$18,231	$29,012	$44,573

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of common stock for non cash transactions	$-	$-	$9,036,769
Common Stock to be Issued (for Options)	642,250	612,500	3,840,750
Common Stock to be Issued (for Other Reasons)	612,500	612,500	5,512,500
	$1,254,750	$1,225,000	$18,390,019
Cash paid for income taxes	$-	$-	$2,055
Cash paid for interest	$-	$-	$-

See accompanying notes to financial statements.

F 3

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to October 31, 2009

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
For the Period May 22, 1997 (Inception) to October 31, 2009

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
For the Period May 22, 1997 (Inception) to October 31, 2009

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
For the Period May 22, 1997 (Inception) to October 31, 2009

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
For the Period May 22, 1997 (Inception) to October 31, 2009

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
For the Period May 22, 1997 (Inception) to October 31, 2009

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

F 9

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to October 31, 2009

STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Common Stock	Subscription	Accumulated	Total Stockholders'
	(As Restated)		(As Restated)		Paid In Capital	To Be Issued	Receivable	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Common stock to be issued
for deferral of salary (1)						350,000			350,000
Common stock to be issued
for deferral of loan payments (1)						262,500			262,500
Common stock to be issued
for options (1)						642,250			642,250
Net Loss for period ended
October 31, 2009								(1,636,561)	(1,636,561)
Balance October 31, 2009	550,000	$990,000	13,659,333	$136,593	$11,940,659	8,725,875		$(23,455,031)	$(1,034,529)

(1) Please refer to the table in Note H “Common Stock to be Issued” for the actual number of shares to be issued which corresponds to each line item.

See accompanying notes to financial statements.

F 10

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
October 31, 2009

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Gisser Automotive Concepts, Inc. (the “Company”) (A Development Stage Enterprise) was incorporated May 22, 1997 in the State of New York.  The Company designs automobiles and has developed a prototype for future production.  The prototype is a high performance, mid-engine sports coupe.

Going Concern
As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $23,455,031 through October 31, 2009 since inception, has a stockholders’ deficit, negative working capital, and is considered a company in the development stage. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Research and Development
The Company’s policy is to expense all research and development costs incurred. The amount of Research and Development, classified within General and Administrative expenses, that has been expensed for the six months ended October 31, 2009 and April 30, 2009 was $789 and $901 respectively. Costs that have an alternative future use, such as tools, molds and prototype automobile are capitalized and depreciated as per SFAS No. 2.

Other costs that have an alternative future use connected solely to the inventory automobile are capitalized and not depreciated as per SFAS No. 2, and have been included within the balance sheet caption “Current Assets - Inventory.”

F 11

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
October 31, 2009

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
October 31, 2009

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
October 31, 2009

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

NOTE B – EQUIPMENT

Equipment consists of the following at:

	October 31,	April 30,	Average Useful
	2009	2009	Life in Years
Machinery and equipment	$38,381	$38,381	7
Prototype automobile	170,675	170,675	5
Tools and molds	1,052,500	1,052,500	15
Web site	73,150	73,150	3
Furniture and fixtures	26,827	26,827	5
	1,361,533	1,361,533
Less: accumulated depreciation	811,399	774,445
	$550,133	$587,088

NOTE C - RELATED PARTY TRANSACTIONS

The Company has loans from individuals who are related to the Chief Executive Officer of the Company or who are stockholders of the Company.  The loans are secured by the Company’s assets and bear interest at the rate of 10% to 15% per annum.  The total loans outstanding at October 31, 2009 and April 30, 2009 aggregated $583,239 and $431,265, respectively.  The total loan balance outstanding due to the President and Chief Executive Officer at October 31, 2009 and April 30, 2009 was $476,367 and $306,394 respectively.

During the six months ended October 31, 2009, the President advanced the Company an additional $100,473 and was repaid $5,000.

F 14

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
October 31, 2009

NOTE C - RELATED PARTY TRANSACTIONS (CONTINUED)

The company also has agreements with the note holders to issue shares of the Company’s common stock for loans or interest which are not repaid timely and if the note holders agree to defer the payments.   In addition, the Company has agreements with its employees to issue shares of the Company’s common stock for salaries which are not paid timely and if the employees agree to defer salaries.  During the three months ended October 31, 2009 and the year ended April 30, 2009; no shares were issued for the deferrals of salaries or the deferral of loans but are due in the amount of 100,000 and 75,000 and 200,000 and 150,000 common shares respectively solely pertaining to the fiscal year 2010 deferrals. Please refer to Note F “Commitments and Contingencies“, for the number of shares due to be issued for these and other reasons as well as the corresponding fair value of such common shares to be issued for previous periods. The fair value of such shares are reflected in the balance sheet line item “Common Stock to be Issued” and have a corresponding debit entry to SG&A expense. During the same period ended October 31, 2009, an additional 23,572 common shares are due to be issued for preferred dividends to related parties holding preferred shares. Please refer to Note I “Dividend Policy” for the number of shares due to be issued for this reason as well as the corresponding fair value of such common shares to be issued for previous periods.

Expenses related to the upkeep of the Company’s website were paid to a party related to the President.

NOTE D - INCOME TAXES

The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes.  Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.  The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At October 31, 2009 and April 30, 2009, these differences resulted in a deferred tax asset of approximately $ 8,109,260 and $7,543,470, respectively.

SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at October 31, 2009 and April 30, 2009.

Any amounts listed on the income statement for the payment of taxes refers only to the New York State minimum tax based upon the Capital Base of the company. This amount was $0 and $325 for October 31, 2009 and April 30, 2009.

The Company’s net operating loss carry forwards amounted to approximately $23,455,031 at October 31, 2009 which will expire through 2026.

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
October 31, 2009

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
October 31, 2009

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
October 31, 2009

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
October 31, 2009

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
October 31, 2009

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

During the six months ended October 31, 2009, the Company was due to issue 100,000 shares of its common stock for the deferral of salary valued at $3.50 per share. The aggregate consideration of $350,000 was recorded as common stock to be issued.

During the six months ended October 31, 2009, the Company was due to issue 75,000 shares of its common stock for the deferral of loans valued at $3.50 per share. The aggregate consideration of $262,500 was recorded as common stock to be issued.

During the six months ended October 31, 2009, the Company was due to issue 183,500 shares of its common stock for employee options valued at $3.50 per share. The aggregate consideration of $642,250 was recorded as common stock to be issued.

The Company has an informal stock option plan. The plan is non-qualified and the options vest and are immediately exercisable.

NOTE F - COMMITMENTS AND CONTINGENCIES

On May 1, 2007, the Company entered into a 10 year employment contract with the President and Chief Executive Officer.  The annual salary for the year ended April 30, 2010 is $145,000. As of October 31, 2009, the Company has a liability to the President for the deferment of salary payable in the amount of $347,500. The Company is contingently liable under the remainder of the contract for a total of approximately $1,227,500.

The Company has entered into additional employment contracts with key employees which expire in April 2017.  As of October 31, 2009, the Company has a liability to these key employees for the deferment of salary payable of $522,000. The total contingent liabilities under the remainder of these contracts aggregate $2,001,000.  Additionally, if the salary is not paid, the employees will receive an additional 50,000 shares of the Company’s common stock per year for deferring payments.

F 20

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
October 31, 2009

NOTE F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

During the six months ended October 31, 2009 and the year ended April 30, 2009, the Company did not issue any shares of the common stock to its employees for the deferral of salary. Please refer to Note H “Common Stock to be Issued” for the details of the shares due and their fair value.

During the six months ended October 31, 2009 and the year ended April 30, 2009, the Company did not issue any shares of the common stock to the note holders who made loans to the Company.  These note holders are the President and individuals related to the President.  The shares were to be issued under agreements whereby if the loans were not timely paid or if the note holders agreed to payment deferrals, shares would be issued. Please refer to Note H “Common Stock to be Issued” for the details of the shares due and their fair value.

During the six months ended October 31, 2009 and the year ended April 30, 2009, the Company did not issue any shares of its common stock to note holders for the deferment of interest payments as no provisions in any agreement exist for any such issuance of shares for interest payment deferral only loan payment deferrals.

During the six months ended October 31, 2009 and the year ended April 30, 2009, the Company did not issue any shares of its common stock to employees for Common Stock Options which are due to be issued to the four directors as part of their employment contracts.  Please refer to Note H “Common Stock to be Issued” for the details of the shares due and their fair value.

Additionally, during the six months ended October 31, 2009 and the year ended April 30, 2009, the Company did not issue any shares of its common stock to stockholders of preferred shares as part of our dividends policy. Please refer to Note I “Dividend Policy” for the details of the shares due and their fair value.

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

F 21

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
October 31, 2009

NOTE G – COMMON STOCK TO BE ISSUED

During the time period of application, the Company has refrained from issuing Common Stock for deferral of salary and the deferral of loan payments.  In order to comply with GAAP, the Company has implemented an additional equity category to account for these stocks that have been earned but not yet issued. For October 31, 2009 and April 30, 2009 it was $612,500 and $1,225,000 respectively.  Additionally, this account covers Common Stock Options earned but not yet exercised.  These amounts for October 31, 2009 and April 30, 2009 were $642,250 and $1,225,000 respectively.

The following is a cumulative roll forward table in this stockholders’ equity account:

	Number of	Fair Value of
	Common Shares	Common Shares
	To Be Issued	To Be Issued
Deferral of Salary
Balance earned as of April 30, 2006	200,000	$700,000
Balance earned as of April 30, 2007	200,000	700,000
Balance earned as of April 30, 2008	200,000	700,000
Balance earned as of April 30, 2009	200,000	700,000
Three months ended October 31, 2009	100,000	350,000
Ending Balance as of October 31, 2009	900,000	$3,150,000

Deferral of Loans
Balance earned as of April 30, 2006	150,000	$525,000
Balance earned as of April 30, 2007	150,000	525,000
Balance earned as of April 30, 2008	150,000	525,000
Balance earned as of April 30, 2009	150,000	525,000
Three months ended October 31, 2009	75,000	262,500
Ending Balance as of October 31, 2009	675,000	$2,362,500

Employee Options
Balance earned as of April 30, 2006	495,000	$605,000
Balance earned as of April 30, 2007	55,000	192,500
Balance earned as of April 30, 2008	336,000	1,176,000
Balance earned as of April 30, 2009	350,000	1,225,000
Three months ended October 31, 2009	183,500	642,250
Ending Balance as of October 31, 2009	1,419,500	$3,840,750

Total Common Shares to be issued As of October 31, 2009	2,994,500	$9,353,250

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
October 31, 2009

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

As of October 31, 2009, the following outlines the arrearages in preferred stock dividends to our four directors and officers who are the only holders of such stock that have not been issued. These dividends can be taken in common stock in lieu of cash and have been outlined below as if they will be taken in lieu of cash:

Period		Dividend Due	Per Share Amount		Common Shares Issued
(Year Ended)		(if taken in cash)	(1/3 last share price)		(in lieu of cash dividend)

April 30, 2006		$55,000	$1.167		47,143
April 30, 2007		$55,000	$1.167		47,143
April 30, 2008		$55,000	$1.167		47,143
April 30, 2009		$55,000	$1.167		47,143
October 31, 2009		$27,500	$1.167		23,572
	Total	$247,500		Total	212,144

The aggregate number of common shares we would have to issue in lieu of cash if we elected to pay dividends in common shares for fiscal 2006, 2007, 2008 and 2009 and the six months ended October 31, 2009 would be 212,144.

F 23