Form 10-Q
period 2010-01-31
GISSER AUTOMOTIVE CONCEPTS INC
filed 2010-03-25
CIK 1403930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of January 31, 2010 based upon the closing price reported for such date on the OTC Bulletin Board was US$ 0.

The company had a total of 13,659,333 shares outstanding as of January 31, 2010.

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

The Company has authorized two classes of stock: Common stock authorized 200,000,000 shares; par value $0.01; issued and outstanding 13,659,333 as of January 31, 2010 and Cumulative 5% preferred stock, stated value $2.00 authorized 20,000,000 shares, 550,000 shares issued and outstanding as of January 31, 2010. The Company is only offering common stock through its registration with the SEC and does not anticipate offering preferred shares for sale to the public.

Employees

Currently, the Company has four employees two of whom are part time. All employees have deferred their current salaries until such time as it is practical for the Company to compensate them in cash. Our President was the only employee to receive a portion of his salary. As in the past, the Company may agree to pay employees cash salaries that have accrued to them in equity.

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

2) We only have a very limited amount of cash as of January 31, 2010 and if we are unable to raise more money, we will be required to delay, scale back or eliminate key elements of our business plan.

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

The was also a vote to remove one of our Directors which was voted upon with an action with no meeting and by consent of a majority of our shareholders amongst who were our CEO and President holding 58.10% of the outstanding common and preferred stock of the Company. An 8-K 5.01was filed with the SEC on March 23, 2010 relating to the dismissal of this Director, Thomas G. Haff, on January 7, 2010.

An 8-K 5.01was filed with the SEC on March 22, 2010 relating to the passing of one of our Directors, John J. Schramm, on January 13, 2009.

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

There have not been any sales of our shares of Common Stock during the period covered by this report.

Stockholders

As of the close of business on January 31, 2010, there were 255 holders of record of the Company’s common stock.

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

Operating Income

We have had no revenues but have incurred general and administrative expenses and total operating expenses of $(1,475,990) and $(1,485,619) for the periods ended January 31, 2010, and 2009. A large portion being stock based compensation in the amount of $525,000 for each period.

Net (Loss)

During the periods ended January 31, 2010, and 2009, the Company had net losses of $(2,453,251) and $(2,267,719) respectively.

Financial Condition

The Company does not have enough cash resources or revenues to cover expenses for the foreseeable future. Without increased revenues or additional capital, it is extremely likely that our production, sales and marketing plan will not be able to be completed. This would significantly affect out efforts to enter into sales operations as and when we would like.

Liquidity and Capital Resources

During the periods ended January 31, 2010, and 2009, net cash provided by financing activities amounted to $1,484,094 and $1,383,507 respectively. The net cash provided resulted primarily from ongoing loans from related parties in the amount of $126,969 and $71,007 respectively for the same periods. Of these amounts, most, if not all was from our CEO and President. The balance was primarily stock to be issued for other reasons in the amounts of $1,357,125 and $1,312,500 respectively.

As of January 31, 2010, and 2009, our cash resources amounted to $25,799 and $25,748, respectively. Current liabilities exceed current assets by $1,771,543 and $ 1,257,340 respectively, and as of January 31, 2010, our prior accumulated deficit and deficit accumulated since inception amounted to $21,818,468 and $24,271,720, respectively.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2010.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred as of January 31, 2010 and for the year ended April 30, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K other than the ones filed with the Commission during the nine months covered by this Form 10-Q but not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our officers and Directors as of January 31, 2010.

NAME	AGE	OFFICE, SERVICE	DATE COMMENCED
Daryl K. Gisser*	46	President, Chief Executive Officer, and Director	1997

Nolan M. Gisser*	49	Vice-President and Director	1998

Rivkah Nachmias*	72	Treasurer and Director	1997

Herman G. Gisser*	76	Secretary and Director	1997

Richard Brown*	77	Director	2000

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

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restrict- ed Stock Awards ($)	Securities Under- lying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation (Shares)

Daryl K. Gisser	2010	145,000	0	0	0	0	0	0
President/CEO	2009	140,000	0	0	0	0	0	0
	2008	135,000	0	0	0	0	0	0

Nolan M. Gisser	2010	74,000	0	0	0	0	0	0
Vice President	2009	70,000	0	0	0	0	0	0
	2008	67,000	0	0	0	0	0	0

Rivkah Nachmias	2010	74,000	0	0	0	0	0	0
Treasurer	2009	70,000	0	0	0	0	0	0
	2008	67,000	0	0	0	0	0	0

Herman G. Gisser	2010	74,000	0	0	0	0	0	0
Director of Sales and	2009	70,000	0	0	0	0	0	0
Marketing & Secretary	2008	67,000	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of January 31, 2010, concerning shares of common stock and preferred stock of the Company being the only securities that are issued and outstanding, held by (1) each shareholder known by the Company to own beneficially more than five percent of the common stock, (2) each Director of the Company, (3) each executive officer of the Company, and (4) all Directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner	Beneficial Ownership Common Stock	Percent Common	Beneficial Ownership Preferred Stock	Percent Preferred	Total Percent Owned In Company

Daryl K. Gisser 52 Edison Court Monsey, NY 10952	5,982,066	31.22%	515,000	93.64%	58.10%

Nolan M. Gisser 52 Edison Court Monsey, NY 10952	1,028,449	5.37%	15,000	2.73%	6.15%

Herman G. Gisser 52 Edison Court Monsey, NY 10952	1,734,472	9.05%	10,000	1.82%	9.57%

Rivkah Nachmias 52 Edison Court Monsey, NY 10952	1,869,793	9.76%	10,000	1.82%	10.28%

Richard Brown 245 Egret Run Lane Pawleys Island, SC 29585	100,000	0.52%	0	0.00%	0.52%

All directors and executive officers as a group (5 persons)	10,714,780	55.92%	550,000	100%	84.62%

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

Independent Directors

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following represents fees for professional audit services rendered by Frumkin, Lukin & Zaidman, CPAs P.C. for the review of our annual financial statements for the period from May 1, 2009, to January 31, 2010.

Audit Fees

The aggregate fees billed by our registered independent auditors, Frumkin, Lukin & Zaidman, CPAs P.C., for professional services rendered for the review of our financial statements for the nine months ended January 31, 2010, were $3,000.

Audit Related Fees

The aggregate fees billed by our registered independent auditors, Frumkin, Lukin & Zaidman, CPAs P.C., for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were $3,000 for the nine months ended January 31, 2010.

Tax Fees

Our registered independent auditors did not render any services for tax compliance, tax advice and tax planning during the nine months ended January 31, 2010.

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

GISSER AUTOMOTIVE CONCEPTS, INC.
Date: March 22, 2010	By:	/s/ Daryl K. Gisser
Daryl K. Gisser
Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 22, 2010	By:	/s/ Daryl K. Gisser
Name: Daryl K. Gisser
Title: Chief Executive Officer, President

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2010 and YEAR ENDED APRIL 30, 2009

CONTENTS	PAGE

Balance Sheets	F 1

Statements of Operations	F 2

Statements of Cash Flows	F 3

Statement of Stockholders’ Equity	F 4 – F 10

Notes to Financial Statements	F 11 – F 23

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

	January 31,	April 30,
	2010	2009
	(unaudited)	(audited)
Current Assets
Cash (Note A)	$25,799	$26,342
Inventory	130,185	130,185
Total Current Assets	155,984	156,527

EQUIPMENT AND PROTOTYPE, net of accumulated depreciation of $828,941 and $774,445, respectively (Note B)	532,592	587,088

OTHER ASSETS
Deposits	1,358	1,358

INTANGIBLE ASSETS
Patent, net of amortization of $41,247 and $38,821, respectively	13,753	16,179
TOTAL ASSETS	$703,685	$761,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$42,680	$35,532
Interest payable to related parties	664,261	468,070
Loans payable to related parties	698,985	431,265
Accrued salaries to related parties	521,602	479,000

Total Current Liabilities	1,927,527	1,413,867

Stockholders’ Equity
Cumulative 5% preferred stock, stated value $2.00 authorized 20,000,000 shares, 550,000 shares issued and outstanding (holding a preference of involuntary liquidation of $1.1 million)	990,000	990,000
Common stock authorized 200,000,000 shares; par value $0.01; issued and outstanding 13,659,333 and 13,659,333 shares at at October 31, 2009 and April 30, 2009, respectively	136,593	136,593
Paid-in capital	11,940,660	11,940,660
Common stock to be issued; 2,994,500 and 2,636,000 shares at October 31, 2009 and April 30, 2009, respectively	9,980,625	8,098,500
Deficit accumulated during the development stage	(24,271,720)	(21,818,468)
Total Stockholders’ Equity (Deficit)	(1,223,836)	(652,715)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$703,685	$761,152

See accompanying notes to financial statements.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

			For the Period
			May 22, 1997
	January 31,	January 31,	(Inception) to
	2010	2009	January 31, 2010
	(unaudited)	(unaudited)	(unaudited &
			derived from
			restated)
OPERATING EXPENSES
Selling, general and administrative	$1,675,142	$1,603,401	$12,730,980
SG&A - Stock-based compensation	525,000	525,000	9,778,763
Depreciation and amortization	56,922	57,671	870,188
Total Operating Expenses	$2,257,064	$2,186,072	$23,379,931

OTHER EXPENSE (INCOME)
Interest earned	(3)	(282)	(22,472)
Interest expense	196,191	81,929	912,199
Taxes	0	0	2,055
Total Other Expense (Income)	$196,187	$81,647	$891,782

NET LOSS	$(2,453,251)	$(2,267,719)	$(24,271,720)

DIVIDENDS TO PREFERRED STOCK HOLDERS (IN ARREARS)	$(41,250)	$(41,250)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,494,501)	$(2,308,969)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(.18)	$(.17)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,659,333	13,659,333

See accompanying notes to financial statements.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

			For the Period
			May 22, 1997
	January 31,	January 31,	(Inception) to
	2010	2009	January 31, 2010
	(unaudited)	(unaudited)	(unaudited &
			derived from
			restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,453,251)	$(2,267,719)	$(24,271,720)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock based compensation	525,000	525,000	9,778,763
Depreciation and amortization	56,922	57,671	870,188
Increase (decrease) in operating assets:
Accounts payable and accrued expenses	7,148	-	42,680
Deposits	-	-	(1,358)
Inventory	-	-	(130,184)
Interest payable	196,191	81,929	664,254
Accrued salaries	192,000	117,500	521,602

Net Cash Flows Used In Operating Activities	$(1,475,990)	$(1,485,619)	$(12,525,768)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for equipment and prototype	-	-	(1,361,534)
Expenditures for patent	-	-	(55,000)
Net Cash Used in Investing Activities	-	-	$(1,416,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	126,969	71,007	1,074,378
Sale of common stock	-	-	2,096,762
Stock to be issued for other reasons	1,357,125	1,312,500	10,136,569
Net Cash Flows from Financing Activities	$1,484,094	$1,383,507	$13,307,709

INCREASE (DECREASE) IN CASH	(544)	(102,111)	25,799
CASH, BEGINNING OF PERIOD	26,342	127,859	0
CASH, END OF PERIOD	$25,799	$25,748	$25,799

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of common stock for non cash transactions	$-	$-	$9,036,769
Common Stock to be Issued (for Options)	963,375	963,375	4,161,875
Common Stock to be Issued (for Other Reasons)	918,750	918,750	5,818,750
	$1,882,125	$1,882,125	$19,017,394
Cash paid for income taxes	$-	$-	$2,055
Cash paid for interest	$-	$-	$-

See accompanying notes to financial statements.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to January 31, 2010

STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Common Stock	Subscription	Accumulated	Total Stockholders'
	(As Restated)		(As Restated)		Paid In Capital	To Be Issued	Receivable	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Issuance of stock for patent, equipment and prototype @$1.80 per share	500,000	$900,000							$900,000
Issuance of stock for labor @$1.80 per share	50,000	90,000							90,000
Issuance of stock for labor @$0.10 to $0.50 per share			112,500	$1,125	$23,625				24,750
Issuance of stock for patent, equipment and prototype @ $0.01 per share			1,200,000	12,000					12,000
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$1.00 per share			535,000	5,350	529,650				535,000
Issuance of stock for cash @$0.50 per share			172,000	1,720	84,280				86,000
Net loss for year ended April 30, 1998								$(709,282)	(709,282)
Balance April 30, 1998	550,000	990,000	2,019,500	20,195	637,555			(709,282)	938,468
Issuance of stock for labor @$0.10 to $0.50 per share			245,730	2,457	51,604				54,061
Issuance of stock for cash @$1.00 per share			2,500	25	2,475				2,500
Issuance of stock for deferral of salary and loan payments,and preferred dividends in lieu of cash @$0.50 per share			720,000	7,200	352,800				360,000

See accompanying notes to financial statements.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to January 31, 2010

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

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to January 31, 2010

STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Common Stock	Subscription	Accumulated	Total Stockholders'
	(As Restated)		(As Restated)		Paid In Capital	To Be Issued	Receivable	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Issuance of stock for deferral of salary and loan payments,and preferred dividends in lieu of cash @$0.50 per share			520,000	5,200	254,800				260,000
Net loss for the year ended April 30, 2002								(492,532)	(492,532)
Balance April 30, 2002	550,000	990,000	5,379,505	53,795	2,794,403			(3,758,478)	79,720
Issuance of stock for labor @ $0.50 per share			325,826	3,258	159,655				162,913
Issuance of stock for salaries @$1.00 per share			2,675,751	26,757	2,648,994				2,675,751
Issuance of stock for assets @ $1.00 per share			32,924	329	32,595				32,924
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$1.00 per share			470,000	4,700	465,300				470,000
Issuance of stock for deferral of interest payment @$1.00 per share			759,380	7,594	751,786				759,380
Issuance of stock for debt @$1.00 per share			493,867	4,939	428,642				433,581
Net loss for year ended April 30, 2003								(4,290,807)	(4,290,807)
Balance April 30, 2003	550,000	990,000	10,137,253	101,372	7,281,375			(8,049,285)	323,462
Issuance of stock for labor @$1.00 per share			190,500	1,905	188,595				190,500

See accompanying notes to financial statements.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to January 31, 2010

STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Common Stock	Subscription	Accumulated	Total Stockholders'
	(As Restated)		(As Restated)		Paid In Capital	To Be Issued	Receivable	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Issuance of stock for cash @$1.33 per share			255,000	2,550	335,520				338,070
Issuance of stock for salaries @$1.00 per share			200,000	2,000	198,000				200,000
Issuance of stock for deferral of salary and loan payments,and preferred dividends in lieu of cash @$1.00 per share			520,000	5,200	514,800				520,000
Issuance of stock for cash not collected							(5,000)		(5,000)
Net loss for year ended April 30, 2004								(1,121,740)	(1,121,740)
Balance April 30, 2004	550,000	990,000	11,302,753	113,027	8,518,290		(5,000)	(9,171,025)	445,292
Issuance of stock for deferral of salary and loan payments,and preferred dividends in lieu of cash @$1.00 per share			421,000	4,210	416,790				421,000
Cash received for subscriptions receivable							5,000		5,000
Issuance of stock for cash $2.00 to $2.50 per share			515,287	5,153	1,009,933				1,015,086
Issuance of stock for deferral of salary and loan payments,and preferred dividends in lieu of cash @$1.00 per share			130,000	1,300	128,700				130,000
Issuance of stock for deferred interest payments @$1.00per share			5,000	50	4,950				5,000

See accompanying notes to financial statements

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to January 31, 2010

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
For the Period May 22, 1997 (Inception) to January 31, 2010

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

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to January 31, 2010

STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Common Stock	Subscription	Accumulated	Total Stockholders'
	(As Restated)		(As Restated)		Paid In Capital	To Be Issued	Receivable	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Common stock to be issued for deferral of salary (1)						525,000			525,000
Common stock to be issued for deferral of loan payments (1)						393,750			393,750
Common stock to be issued for options (1)						963,375			963,375
Net Loss for period ended January 31, 2010								(2,453,251)	(2,453,251)
Balance January 31, 2010	550,000	$990,000	13,659,333	$136,593	$11,940,659	9,980,625		$(24,271,720)	$(1,223,836)

(1) Please refer to the table in Note G “Common Stock to be Issued” for the actual number of shares to be issued which corresponds to each line item.

See accompanying notes to financial statements.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
January 31, 2010

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Gisser Automotive Concepts, Inc. (the “Company”) (A Development Stage Enterprise) was incorporated May 22, 1997 in the State of New York.  The Company designs automobiles and has developed a prototype for future production.  The prototype is a high performance, mid-engine sports coupe.

Going Concern
As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $24,271,714 through January 31, 2010 since inception, has a stockholders’ deficit, negative working capital, and is considered a company in the development stage. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

These financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading. The cumulative balances included in these statements have not been audited because it would be impracticable to do so at this time.

Cash Equivalents
For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less.  There were no cash equivalents in 2010 or 2009.

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

Research and Development
The Company’s policy is to expense all research and development costs incurred. The amount of Research and Development, classified within General and Administrative expenses, that has been expensed for the nine months ended January 31, 2010 and April 30, 2009 was $1,055 and $901 respectively. Costs that have an alternative future use, such as tools, molds and prototype automobile are capitalized and depreciated as per ASC Topic 730.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
January 31, 2010

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development (continued)
Other costs that have an alternative future use connected solely to the inventory automobile are capitalized and not depreciated as per ASC Topic 730, and have been included within the balance sheet caption “Current Assets - Inventory.”

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

Net Loss Per Common Share
The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) ASC Topic 260, “Earnings per Share”.  ASC Topic 260 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

Stock-Based Compensation
ASC Topic 718, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.

ASC Topic 718 requires employee compensation expense to be recorded using the fair value method.  This standard was effective as of the first interim or annual fiscal period that began after December 15, 2005. The Company accounts for employee stock based compensation in accordance with the provisions of ASC Topic 718, and has since its adoption. For non-employee options and warrants, the company uses the fair value method as prescribed in ASC Topic 718, and has done so since inception.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
January 31, 2010

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
In June 2009, the FASB issued ASC Topic 105, Generally Accepted Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”).  The codification did not change GAAP but recognizes the literature.  Pursuant to the provisions of  ASC Topic 105, we have updated references to GAAP in our financial statements issued for the period ended September 30, 2009.  The adoption of  ASC Topic 105 did not impact our financial position or results of operations.

On January 1, 2009, the Company adopted the new provisions of ASC Topic 350, “Intangibles - Goodwill and Other” (“ASC Topic 350”) relating to the determination of the useful life of intangible assets. This new provision amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, the objective is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805. ASC Topic 350 applies to all intangible assets, whether acquired in a business combination or otherwise and is applied prospectively to intangible assets acquired after December 15, 2008.

In June 2009, the FASB issued ASC Topic 855 “Subsequent Events” (“ASC Topic 855”). The objective of this Statement is to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 was adopted on April 5, 2009.

The Company evaluated all events or transactions that occurred after January 31, 2010, through March 25, 2010, the date this quarterly report on Form 10-Q was filed with the Securities and Exchange Commission. During this period the Company did not have any material recognizable subsequent events that required recognition in our disclosures to the January 31, 2010 financial statements as a result of this subsequent evaluation.

On April 5, 2009, the Company adopted the new provisions of ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”). These new provisions amend ASC Topic 820, to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This new provision also provides additional guidance on circumstances that may indicate that a transaction is not orderly, and requires additional disclosures about fair value measurements in annual and interim reporting periods. The adoption of these new provisions did not have a significant impact on the Company’s financial statements.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
January 31, 2010

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On April 5, 2009, the Company adopted the new provisions of ASC Topic 825 “Financial Instruments” (“ASC Topic 825”), These new provisions require disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The adoption of these new provisions did not have a significant impact on the Company’s financial statements.

Inventory
Inventory consists of a completed automobile and parts and supplies utilized in the production of the automobile.  The inventory is valued at cost on a first in, first out basis.

NOTE B – EQUIPMENT

Equipment consists of the following at:

	January 31,	April 30,	Average Useful
	2010	2009	Life in Years
Machinery and equipment	$38,381	$38,381	7
Prototype automobile	170,675	170,675	5
Tools and molds	1,052,500	1,052,500	15
Web site	73,150	73,150	3
Furniture and fixtures	26,827	26,827	5
	1,361,533	1,361,533
Less: accumulated depreciation	828,941	774,445
	$532,592	$587,088

NOTE C - RELATED PARTY TRANSACTIONS

The Company has loans from individuals who are related to the Chief Executive Officer of the Company or who are stockholders of the Company.  The loans are secured by the Company’s assets and bear interest at the rate of 10% to 15% per annum.  The total loans outstanding at January 31, 2010 and April 30, 2009 aggregated $698,985 and $572,015, respectively.  The total loan balance outstanding due to the President and Chief Executive Officer at January 31, 2010 and April 30, 2009 was $592,113 and $447,144 respectively.

During the nine months ended January 31, 2010, the President advanced the Company an additional $149,969 and was repaid $5,503.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
January 31, 2010

NOTE C - RELATED PARTY TRANSACTIONS (CONTINUED)

The company also has agreements with the note holders to issue shares of the Company’s common stock for loans or interest which are not repaid timely and if the note holders agree to defer the payments.   In addition, the Company has agreements with its employees to issue shares of the Company’s common stock for salaries which are not paid timely and if the employees agree to defer salaries.  During the nine months ended January 31, 2010 and the year ended April 30, 2009; no shares were issued for the deferrals of salaries or the deferral of loans but are due in the amount of 100,000 and 75,000 and 200,000 and 150,000 common shares respectively solely pertaining to the fiscal year 2010 deferrals. Please refer to Note F “Commitments and Contingencies“, for the number of shares due to be issued for these and other reasons as well as the corresponding fair value of such common shares to be issued for previous periods. The fair value of such shares are reflected in the balance sheet line item “Common Stock to be Issued” and have a corresponding debit entry to SG&A expense. During the same period ended January 31, 2010, an additional 35,357 common shares are due to be issued for preferred dividends to related parties holding preferred shares. Please refer to Note H “Dividend Policy” for the number of shares due to be issued for this reason as well as the corresponding fair value of such common shares to be issued for previous periods.

Expenses related to the upkeep of the Company’s website were paid to a party related to the President.

NOTE D - INCOME TAXES

The Company has adopted Financial Accounting Statement ASC Topic 740, Accounting for Income Taxes.  Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.  The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At January 31, 2010 and April 30, 2009, these differences resulted in a deferred tax asset of approximately $ 8,395,102 and $7,536,464, respectively.

ASC Topic 750 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Since realization is not assured, the  Company  has  recorded  a  valuation  allowance  for  the entire deferred  tax  asset, and   the accompanying financial statements do not reflect any net asset for deferred taxes at January 31, 2010 and April 30, 2009.

Any amounts listed on the income statement for the payment of taxes refers only to the New York State minimum tax based upon the Capital Base of the company. This amount was $0 and $325 for January 31, 2010 and April 30, 2009.

The Company’s net operating loss carry forwards amounted to approximately $24,271,720 at January 31, 2010 which will expire through 2026.

NOTE E - STOCKHOLDERS’ EQUITY

During the year ended April 30, 1998, the Company issued 500,000 shares of its preferred stock to the President and Chief Executive Officer for a patent, equipment and prototype automobile. The shares were valued at $1.80 per share and were recorded under the caption patent, equipment and prototype on the balance sheet.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
January 31, 2010

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

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
January 31, 2010

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

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
January 31, 2010

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

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
January 31, 2010

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

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
January 31, 2010

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

During the nine months ended January 31, 2010, the Company was due to issue 150,000 shares of its common stock for the deferral of salary valued at $3.50 per share. The aggregate consideration of $525,000 was recorded as common stock to be issued.

During the nine months ended January 31, 2010, the Company was due to issue 112,500 shares of its common stock for the deferral of loans valued at $3.50 per share. The aggregate consideration of $393,750 was recorded as common stock to be issued.

During the nine months ended January 31, 2010, the Company was due to issue 275,250 shares of its common stock for employee options valued at $3.50 per share. The aggregate consideration of $963,375 was recorded as common stock to be issued.

The Company has an informal stock option plan. The plan is non-qualified and the options vest and are immediately exercisable.

NOTE F - COMMITMENTS AND CONTINGENCIES

On May 1, 2007, the Company entered into a 10 year employment contract with the President and Chief Executive Officer.  The annual salary for the year ended April 30, 2010 is $145,000. As of January 31, 2010, the Company has a liability to the President for the deferment of salary payable in the amount of $383,750. The Company is contingently liable under the remainder of the contract for a total of approximately $1,191,250.

The Company has entered into additional employment contracts with key employees which expire in April 2017.  As of January 31, 2010, the Company has a liability to these key employees for the deferment of salary payable of $577,500. The total contingent liabilities under the remainder of these contracts aggregate $1,945,500.  Additionally, if the salary is not paid, the employees will receive an additional 50,000 shares of the Company’s common stock per year for deferring payments.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
January 31, 2010

NOTE F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

During the nine months ended January 31, 2010 and the year ended April 30, 2009, the Company did not issue any shares of the common stock to its employees for the deferral of salary. Please refer to Note G “Common Stock to be Issued” for the details of the shares due and their fair value.

During the nine months ended January 31, 2010 and the year ended April 30, 2009, the Company did not issue any shares of the common stock to the note holders who made loans to the Company.  These note holders are the President and individuals related to the President.  The shares were to be issued under agreements whereby if the loans were not timely paid or if the note holders agreed to payment deferrals, shares would be issued. Please refer to Note G “Common Stock to be Issued” for the details of the shares due and their fair value.

During the nine months ended January 31, 2010 and the year ended April 30, 2009, the Company did not issue any shares of its common stock to note holders for the deferment of interest payments as no provisions in any agreement exist for any such issuance of shares for interest payment deferral only loan payment deferrals.

During the nine months ended January 31, 2010 and the year ended April 30, 2009, the Company did not issue any shares of its common stock to employees for Common Stock Options which are due to be issued to the four directors as part of their employment contracts.  Please refer to Note G “Common Stock to be Issued” for the details of the shares due and their fair value.

Additionally, during the nine months ended January 31, 2010 and the year ended April 30, 2009, the Company did not issue any shares of its common stock to stockholders of preferred shares as part of our dividends policy. Please refer to Note H “Dividend Policy” for the details of the shares due and their fair value.

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

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
January 31, 2010

NOTE G – COMMON STOCK TO BE ISSUED

 During the time period of application, the Company has refrained from issuing Common Stock for deferral of salary and the deferral of loan payments.  In order to comply with GAAP, the Company has implemented an additional equity category to account for these stocks that have been earned but not yet issued. For January 31, 2010 and April 30, 2009 it was $918,750 and $1,225,000 respectively.  Additionally, this account covers Common Stock Options earned but not yet exercised.  These amounts for January 31, 2010 and April 30, 2009 were $963,375 and $1,225,000 respectively.

The following is a cumulative roll forward table in this stockholders’ equity account:

	Number of	Fair Value of
	Common Shares	Common Shares
	To Be Issued	To Be Issued
Deferral of Salary
Balance earned as of April 30, 2006	200,000	$700,000
Balance earned as of April 30, 2007	200,000	700,000
Balance earned as of April 30, 2008	200,000	700,000
Balance earned as of April 30, 2009	200,000	700,000
Nine months ended January 31, 2010	150,000	525,000
Ending Balance as of January 31, 2010	950,000	$3,325,000

Deferral of Loans
Balance earned as of April 30, 2006	150,000	$525,000
Balance earned as of April 30, 2007	150,000	525,000
Balance earned as of April 30, 2008	150,000	525,000
Balance earned as of April 30, 2009	150,000	525,000
Nine months ended January 31, 2010	112,500	393,750
Ending Balance as of January 31, 2010	712,500	$2,493,750

Employee Options
Balance earned as of April 30, 2006	495,000	$605,000
Balance earned as of April 30, 2007	55,000	192,500
Balance earned as of April 30, 2008	336,000	1,176,000
Balance earned as of April 30, 2009	350,000	1,225,000
Nine months ended January 31, 2010	272,500	963,375
Ending Balance as of January 31, 2010	1,508,500	$4,161,875

Total Common Shares to be issued
As of January 31, 2010	3,171,000	$9,980,625

The common stock options in the financial statements have been restated to record the cumulative impact for such fair value of options for the years April 30, 1998 through April 30, 2006 in the statements of stockholders’ equity as the amounts for these individual years had not been previously recorded.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
January 31, 2010

NOTE H – DIVIDEND POLICY

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

As of January 31, 2010, the following outlines the arrearages in preferred stock dividends to our four directors and officers who are the only holders of such stock that have not been issued. These dividends can be taken in common stock in lieu of cash and have been outlined below as if they will be taken in lieu of cash:

Period	Dividend Due	Per Share Amount	Common Shares Issued
(Year Ended)	(if taken in cash)	(1/3 last share price)	(in lieu of cash dividend)

April 30, 2006	$55,000	$1.167	47,143
April 30, 2007	$55,000	$1.167	47,143
April 30, 2008	$55,000	$1.167	47,143
April 30, 2009	$55,000	$1.167	47,143
January 31, 2010	$41,250	$1.167	35,357
Total	$261,250	Total	223,929

The aggregate number of common shares we would have to issue in lieu of cash if we elected to pay dividends in common shares for fiscal 2006, 2007, 2008 and 2009 and the nine months ended January 31, 2010 would be 223,929.