Form 10-K
period 2010-04-30
GISSER AUTOMOTIVE CONCEPTS INC
filed 2010-08-13
CIK 1403930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from___________, to _____________

Commission file number: 333-145181

Gisser Automotive Concepts, Inc.
(Name of Small Business Issuer in Its Charter)

NEW YORK	13-3948927
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of April 15, 2010 based upon the closing price reported for such date on the OTC Bulletin Board was US$ 0.

The company had a total of 18,764,333 shares outstanding as of April 30, 2010.

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

On July 20, 2009, the management of the Registrant engaged Frumkin, Lukin & Zaidman, CPAs P.C., located at 100 North Village Avenue Suite 21, Rockville Centre, NY 11570, 516-766-6635, as its independent auditors to audit its financial statements for the fiscal year ended April 30, 2009. The decision to change auditors was approved by the Registrant’s Board of Directors.

On December 8, 2009, Gisser Automotive Concepts, Inc. received a second Notice of Effectiveness from the Securities and Exchange Commission (SEC) for a Post-Effective amendment for registration statement (POSAM) that was intended to increase the offering price of our shares to $2.50. After Counsel corrected their advice to Management regarding the detail and time required to proceed, the Company decided to proceed with no amendments of our share price which is offered at $1.00 per share common stock.

The Company has authorized two classes of stock: Common stock authorized 200,000,000 shares; par value $0.01; issued and outstanding 18,764,333 as of April 30, 2010 and Cumulative 5% preferred stock, stated value $1.80 authorized 20,000,000 shares, 550,000 shares issued and outstanding as of April 30, 2010. The Company is only offering common stock through its registration with the SEC and does not anticipate offering preferred shares for sale to the public.
On August 2, 2010, the management of the Registrant engaged Frumkin, Lukin & Zaidman, CPAs P.C., located at 100 North Village Avenue Suite 21, Rockville Centre, NY 11570, 516-766-6635, as its independent auditors to audit its financial statements for the fiscal year ended April 30, 2010

Employees

Currently, the Company has four employees. Employees have deferred most of their salaries until such time as it is practical for the Company to compensate them in cash. As in the past, the Company may agree to pay employees cash salaries that have accrued in equity.

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

2) We only have a very limited amount of cash as of April 30, 2010 and if we are unable to raise more money, we will be required to delay, scale back or eliminate key elements of our business plan.

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

10) The application of the “penny stock” rules could adversely affect the market for our stock.

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

This was voted upon with an action with no meeting and by consent of a majority of our shareholders at the time amongst whom was our CEO and President holding 58.10% of the outstanding common and preferred stock of the Company.

An 8-K was filed with the SEC relating to this change of accountants on July 20, 2009 and then amended on July 30, 2009 as Form 8-K/A Amendment No. 2.

An 8-K was filed with the SEC on March 20, 2010 relating to the unconditional and absolute removal of Thomas G. Haff on January 7, 2010.  The Registrant held a meeting without notice due to the urgency of the situation. A quorum was present and unanimously voted to remove said director with no opposition.

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

There have not been any domestic sales of our shares of Common Stock during the period covered by this report.

Stockholders

As of the close of business on April 30, 2010, there were 256 holders of record of the Company’s common stock.

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

Securities authorized for issuance under equity compensation plans

During the period covered by this Report, 1,650,000 common equity securities were authorized to be issued under a compensation plans (including individual compensation arrangements). In addition, 3,450,000 common equity securities were authorized to be issued in lieu of loans and interest payable under certain arrangements.

Repurchase of Securities

We did not repurchase any of shares of our common stock during the period covered by this report.

Recent Sales of Unregistered Securities

There have not been any domestic sales of our shares of Common Stock during the period covered by this report.

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

Operating Income

We have had no revenues but have incurred general and administrative expenses of $1,905,894 and $2,165,877 for the years ended April 30, 2010, and 2009, a large portion being stock to be issued for stock based compensation and for other reasons.

Net (Loss)

During the years ended April 30, 2010, and 2009, the Company had net losses of $2,097,438 and $3,030,740, respectively.

Financial Condition

The Company does not have enough cash resources or revenues to cover expenses for the foreseeable future. Without increased revenues or additional capital, it is extremely likely that our production, sales and marketing plan will not be able to be completed. This would significantly affect out efforts to enter into sales operations as and when we would like.

Liquidity and Capital Resources

During the years ended April 30, 2010, and 2009, net cash used in operating activities amounted to ($1,472,800) and ($1,896,493), respectively.

Net cash provided by financing activities amounted to $359,048 and $44,976 for the years ended April 30, 2010, and 2009, respectively. The net cash provided resulted primarily from ongoing loans from our CEO and President.

As of April 30, 2010, and 2009, our resources in the form of total assets amounted to $1,383,564 and $761,152, respectively. Of these, the amount that is current which also includes our cash amounted to $146,088 and $156,527. Liabilities exceed current assets by $221,256 and $1,257,340 respectively, and as of April 30, 2010, our prior accumulated deficit and deficit accumulated since inception amounted to $21,818,469 and $23,915,907, respectively.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2010.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended April 30, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this Form 10-K but not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our officers and Directors as of April 30, 2010.

NAME	AGE	OFFICE, SERVICE	DATE COMMENCED
Daryl K. Gisser*	46	President, Chief Executive Officer, and Director	1997
Nolan M. Gisser*	50	Vice-President and Director	1998
Rivkah Nachmias*	72	Treasurer and Director	1997
Herman G. Gisser*	76	Secretary and Director	1997
Richard Brown*	77	Director	2000

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

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have not filed all updates to Forms 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934, as amended. Those parties who are required to file these forms are in the process of preparing the updates to file with the SEC as soon as possible.

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

We intend to establish an Audit Committee and such other committees as may be required when sufficient members and resources are available, and at such time the Company’s Board of Directors will establish the Audit Committee. The Audit Committee will have a designated Audit Committee Financial Expert who will be responsible for reviewing the results and scope of the audit, and other services provided by the independent auditors, and review and evaluate the system of internal controls. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish the committees.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

Shown on the table below is information on the annual and long-term compensation for services rendered to the Company in all capacities, for the two most recent fiscal years ended April 30, 2010, and April 30, 2009. None of this compensation has been paid by the Company to any individuals listed below and serving the Company in the specified capacity. All compensation has been either been deferred or taken as equity in lieu of salary or is due in the form of stock to be issued.

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
Name And Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation (Shares)
Daryl K. Gisser	2010	145,000	0	0	0	0	0	0
President/CEO	2009	140,000	0	0	0	0	0	0

Nolan M. Gisser	2010	74,000	0	0	0	0	0	0
Vice President	2009	70,000	0	0	0	0	0	0

Rivkah Nachmias	2010	74,000	0	0	0	0	0	0
Treasurer	2009	70,000	0	0	0	0	0	0

Herman G. Gisser	2010	74,000	0	0	0	0	0	0
Director of Sales and Marketing & Secretary	2009	70,000	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of April 30, 2010, concerning shares of common stock and preferred stock of the Company being the only securities that are issued and outstanding, held by (1) each shareholder known by the Company to own beneficially more than five percent of the common stock, (2) each Director of the Company, (3) each executive officer of the Company, and (4) all Directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner	Beneficial Ownership Common Stock	Percent Common	Beneficial Ownership Preferred Stock	Percent Preferred	Total Percent Owned In Company

Daryl K. Gisser 52 Edison Court Monsey, NY 10952	8,982,066	47.87%	515,000	93.64%	58.24%

Nolan M. Gisser 52 Edison Court Monsey, NY 10952	1,178,449	6.28%	15,000	2.73%	5.47%

Herman G. Gisser 52 Edison Court Monsey, NY 10952	2,484,472	16.36%	10,000	1.82%	10.65%

Rivkah Nachmias 52 Edison Court Monsey, NY 10952	3,069,793	16.36%	10,000	1.82%	13.06%

Richard Brown 245 Egret Run Lane Pawleys Island, SC 29585	100,000	0.53%	0	0.00%	0.41%

All directors and executive officers as a group (5 persons)	15,814,780	84.28%	550,000	100%	87.84%

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

Independent Directors

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following represents fees for professional audit services rendered by Frumkin, Lukin & Zaidman, CPAs P.C. for the audit of our annual financial statements for the period from May 1, 2009, to April 30, 2010.

Audit Fees

The aggregate fees billed by our registered independent auditors, Frumkin, Lukin & Zaidman, CPAs P.C., for professional services rendered for the audit of our financial statements for the annual year ended April 30, 2010, were $8,000.

Audit Related Fees

The aggregate fees billed by our registered independent auditors, Frumkin, Lukin & Zaidman, CPAs P.C., for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were $0 for the annual year ended April 30, 2010.

Tax Fees

Our registered independent auditors did not render any services for tax compliance, tax advice and tax planning during the annual year ended April 30, 2010.

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

GISSER AUTOMOTIVE CONCEPTS, INC.

Date: August 12, 2010	By:	/s/ Daryl K. Gisser
Daryl K. Gisser
Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 12, 2010	By:	/s/ Daryl K. Gisser
Name: Daryl K. Gisser
Title: Chief Executive Officer, President

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2010 and 2009

CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F 1

Balance Sheets	F 2

Statements of Operations	F 3

Statements of Cash Flows	F 4

Statement of Stockholders’ Equity	F 5 – F 11

Notes to Financial Statements	F 12 – F 24

LETTER FOR REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO BE AMENDED FOR APRIL 30, 2010...PREVIOUS YEAR END AUDIT LETTER BELOW:

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

                                                                /s/ FRUMKIN, LUKIN & ZAIDMAN C.P.A.s’, P.C.

Rockville Centre, New York
August 12, 2009

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

	April 30,	April 30,
	2010	2009
	(audited)	(audited)
Current Assets
Cash (Note A)	$15,904	$26,342
Inventory	130,185	130,185
Total Current Assets	146,088	156,527

EQUIPMENT AND PROTOTYPE, net of accumulated depreciation of $138,358 and $774,445, respectively (Note B)	1,223,175	587,088

OTHER ASSETS
Deposits	1,358	1,358

INTANGIBLE ASSETS
Patent, net of amortization of $42,056 and $38,821, respectively	12,944	16,179
TOTAL ASSETS	$1,383,564	$761,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$42,680	$35,532
Interest payable to related parties	66,470	468,071
Accrued salaries to related parties	40,227	479,000
Loans payable to related parties	217,967	431,265

Total Current Liabilities	367,344	1,413,867

Stockholders’ Equity
Cumulative 5% preferred stock, stated value $1.80 authorized 20,000,000 shares, 550,000 shares issued and outstanding (holding a preference of involuntary liquidation of $1.1 million)	990,000	990,000
Common stock authorized 200,000,000 shares; par value $0.01; issued and outstanding 18,764,333 and 13,659,333 shares at April 30, 2010 and April 30, 2009, respectively	187,643	136,593
Paid-in capital	13,594,610	11,940,660
Common stock to be issued; 3,353,000 and 2,636,000 shares at April 30, 2010 and April 30, 2009, respectively	10,159,875	8,098,500
Deficit accumulated during the development stage	(23,915,907)	(21,818,468)
Total Stockholders’ Equity	1,016,221	(652,715)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,383,564	$761,152

See accompanying notes to financial statements.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

			For the Period
			May 22, 1997
	Year Ended April 30,		(Inception) to
	2010	2009	April 30, 2010
	(audited)	(audited)	(unaudited & derived from restated)
OPERATING EXPENSES
Selling, general and administrative	$1,905,894	$2,165,877	$12,961,732
SG&A - Stock-based compensation	575,000	700,000	9,828,763
Depreciation and amortization	-632,852	51,004	180,414
Total Operating Expenses	1,848,042	2,916,881	22,970,909

OTHER EXPENSE (INCOME)
Interest earned	(4)	(284)	(22,473)
Interest expense	249,399	113,818	965,414
Taxes	0	325	2,055
Total Other Expense (Income)	249,395	113,859	944,996

NET LOSS	$(2,097,438)	$(3,030,740)	$(23,915,907)

DIVIDENDS TO PREFERRED STOCK HOLDERS (IN ARREARS)	$(55,000)	$(55,000)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,152,438)	$(3,085,740)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(.11)	$(.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,764,333	13,659,333

See accompanying notes to financial statements.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

			For the Period
			May 22, 1997
	Year Ended April 30,		(Inception) to
	2010	2009	April 30, 2010
	(audited)	(audited)	(unaudited & derived from restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,097,438)	$(3,030,740)	$(23,915,907)
Adjustments to reconcile net loss to cash flows used in operating activities:
Stock based compensation	575,000	700,000	9,828,763
Stock to be issued for other reasons	1,486,375	1,750,000	10,265,819
Depreciation and amortization	-632,852	51,004	180,414
Increase (decrease) in operating assets:
Accounts payable and accrued expenses	1,500	24,425	27,032
Deposits	-	-	(1,358)
Inventory	-	-	(130,184)
Interest payable	401,601	113,818	869,671
Accrued salaries	279,389	245,000	608,991

Net Cash Flows Used In Operating Activities	(1,472,800)	(1,896,493)	(12,522,578)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for equipment and prototype	-	-	(1,361,534)
Expenditures for patenet	-	-	(55,000)
Net Cash Used in Investing Activities	-	-	(1,416,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	354,048	44,976	1,301,457
Sale of common stock	5,000	-	2,101,762

Net Cash Flows from Financing Activities	$359,048	$44,976	$3,403,219

INCREASE (DECREASE) IN CASH	(101,517)	(101,517)	25,799
CASH, BEGINNING OF PERIOD	127,859	127,859	-
CASH, END OF PERIOD	$15,904	$26,342	$25,799

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of common stock for non cash transactions	$-	$-	$9,036,769
Common Stock to be Issued (for Options)	1,055,125	1,225,000	4,253,625
Common Stock to be Issued (for Other Reasons)	431,250	1,225,000	5,331,250
	$1,486,375	$2,450,000	$18,621,644
Cash paid for income taxes	$-	$325	$2,055
Cash paid for interest	$-	$-	$-

See accompanying notes to financial statements.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to April 30, 2010

STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid In Capital	Common Stock To Be Issued	Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	(As Restated)		(As Restated)		(As	(As	(As	(As	(As
	Shares	Amount	Shares	Amount	Restated)	Restated)	Restated)	Restated)	Restated)
Issuance of stock for patent, equipment and prototype @$1.80 per share	500,000	$900,000							$900,000
Issuance of stock for labor @$1.80 per share	50,000	90,000							90,000
Issuance of stock for labor @$0.10 to $0.50 per share			112,500	$1,125	$23,625				24,750
Issuance of stock for patent, equipment and prototype @ $0.01 per share			1,200,000	12,000					12,000
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$1.00 per share			535,000	5,350	529,650				535,000
Issuance of stock for cash @$0.50 per share			172,000	1,720	84,280				86,000
Net loss for year ended April 30, 1998								$(709,282)	(709,282)
Balance April 30, 1998	550,000	990,000	2,019,500	20,195	637,555			(709,282)	938,468
Issuance of stock for labor @$0.10 to $0.50 per share			245,730	2,457	51,604				54,061
Issuance of stock for cash @$1.00 per share			2,500	25	2,475				2,500
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$0.50 per share			720,000	7,200	352,800				360,000

See accompanying notes to financial statements.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to April 30, 2010

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Preferred Stock		Common Stock		Additional Paid In Capital	Common Stock To Be Issued	Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	(As Restated)		(As Restated)		(As	(As	(As	(As	(As
	Shares	Amount	Shares	Amount	Restated)	Restated)	Restated)	Restated)	Restated)
Issuance of stock for labor @$0.50 per share			691,775	6,918	338,969				345,887
Net loss for year ended April 30, 1999								(646,606)	(646,606)
Balance April 30, 1999	550,000	990,000	3,679,505	36,795	1,383,403			(1,355,888)	1,054,310
Issuance of stock for labor @ $0.25 to $1.00 per share			20,000	200	7,800				8,000
Issuance of stock for equipment @1.00 per share			10,000	100	9,900				10,000
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$1.00 per share			570,000	5,700	564,300				570,000
Issuance of stock for salaries @$1.00 per share			49,000	490	48,510				49,000
Net loss for year ended April 30, 2000								(1,179,342)	(1,179,342)
Balance April 30, 2000	550,000	990,000	4,328,505	43,285	2,013,913			(2,535,230)	511,968
Issuance of stock for labor @ $1.00 per share			5,000	50	4,950				5,000
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$1.00 per share			525,000	5,250	519,750				525,000
Net loss for year ended April 30, 2001								(730,716)	(730,716)
Balance April 30, 2001	550,000	990,000	4,858,505	48,585	2,538,613			(3,265,946)	311,252
Issuance of stock for labor @$1.00 per share			1,000	10	990				1,000

See accompanying notes to financial statements.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to April 30, 2010

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Preferred Stock		Common Stock		Additional Paid In Capital	Common Stock To Be Issued	Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	(As Restated)		(As Restated)		(As	(As	(As	(As	(As
	Shares	Amount	Shares	Amount	Restated)	Restated)	Restated)	Restated)	Restated)
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$0.50 per share			520,000	5,200	254,800				260,000
Net loss for the year ended April 30, 2002								(492,532)	(492,532)
Balance April 30, 2002	550,000	990,000	5,379,505	53,795	2,794,403			(3,758,478)	79,720
Issuance of stock for labor @ $0.50 per share			325,826	3,258	159,655				162,913
Issuance of stock for salaries @$1.00 per share			2,675,751	26,757	2,648,994				2,675,751
Issuance of stock for assets @ $1.00 per share			32,924	329	32,595				32,924
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$1.00 per share			470,000	4,700	465,300				470,000
Issuance of stock for deferral of interest payment @$1.00 per share			759,380	7,594	751,786				759,380
Issuance of stock for debt @$1.00 per share			493,867	4,939	428,642				433,581
Net loss for year ended April 30, 2003								(4,290,807)	(4,290,807)
Balance April 30, 2003	550,000	990,000	10,137,253	101,372	7,281,375			(8,049,285)	323,462
Issuance of stock for labor @$1.00 per share			190,500	1,905	188,595				190,500

See accompanying notes to financial statements.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to April 30, 2010

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Preferred Stock		Common Stock		Additional Paid In Capital	Common Stock To Be Issued	Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	(As Restated)		(As Restated)		(As	(As	(As	(As	(As
	Shares	Amount	Shares	Amount	Restated)	Restated)	Restated)	Restated)	Restated)
Issuance of stock for cash @$1.33 per share			255,000	2,550	335,520				338,070
Issuance of stock for salaries @$1.00 per share			200,000	2,000	198,000				200,000
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$1.00 per share			520,000	5,200	514,800				520,000
Issuance of stock for cash not collected							(5,000)		(5,000)
Net loss for year ended April 30, 2004								(1,121,740)	(1,121,740)
Balance April 30, 2004	550,000	990,000	11,302,753	113,027	8,518,290		(5,000)	(9,171,025)	445,292
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$1.00 per share			421,000	4,210	416,790				421,000
Cash received for subscriptions receivable							5,000		5,000
Issuance of stock for cash $2.00 to $2.50 per share			515,287	5,153	1,009,933				1,015,086
Issuance of stock for deferral of salary and loan payments, and preferred dividends in lieu of cash @$1.00 per share			130,000	1,300	128,700				130,000
Issuance of stock for deferred interest payments @$1.00 per share			5,000	50	4,950				5,000

See accompanying notes to financial statements

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to April 30, 2010

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Preferred Stock		Common Stock		Additional Paid In Capital	Common Stock To Be Issued	Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	(As Restated)		(As Restated)		(As	(As	(As	(As	(As
	Shares	Amount	Shares	Amount	Restated)	Restated)	Restated)	Restated)	Restated)
Issuance of stock for labor @$1.00 per share			212,021	2,120	209,901				212,021
Net loss for year ended April 30, 2005								(1,884,917)	(1,884,917)
Balance April 30, 2005	550,000	990,000	12,586,061	125,861	10,288,564			(11,055,942)	348,482
Issuance of stock for cash @ $2.50 to $3.50 per share			241,751	2,418	642,688				645,106
Issuance of stock for labor @$2.50 to $3.50 per share			19,000	190	63,810				64,000
Common stock to be issued for deferral of salary (1)						700,000			700,000
Common stock to be issued for deferral of loan payments (1)						525,000			525,000
Common stock to be issued for options (1)						605,000			605,000
Net loss for year ended April 30, 2006								(2,781,859)	(2,781,859)
Balance April 30, 2006	550,000	990,000	12,846,812	128,469	10,995,062	1,830,000		(13,837,801)	105,729
Issuance of stock for cash $3.50 per share			2,857	29	9971				10,000
Issuance of stock for labor @$1.00 per share			5,000	50	4,950				5,000
Common stock to be issued for deferral of salary (1)						700,000			700,000
Common stock to be issued for deferral of loan payments (1)						525,000			525,000
Common stock to be issued for options (1)						192,500			192,500

See accompanying notes to financial statements.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to April 30, 2010

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Preferred Stock		Common Stock		Additional Paid In Capital	Common Stock To Be Issued	Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	(As Restated)		(As Restated)		(As	(As	(As	(As	(As
	Shares	Amount	Shares	Amount	Restated)	Restated)	Restated)	Restated)	Restated)
Net loss for year ended April 30, 2007								(1,975,767)	(1,975,767)
Balance April 30, 2007	550,000	990,000	12,854,669	128,547	11,009,983	3,247,500		(15,813,568)	(437,538)
Issuance of stock for salaries @$1.17 per share			804,664	8,046	930,676				938,722
Common stock to be issued for deferral of salary (1)						700,000			700,000
Common stock to be issued for deferral of loan payments (1)						525,000			525,000
Common stock to be issued for options (1)						1,176,000			1,176,000
Net Loss for year ended April 30, 2008								(2,974,161)	(2,974,161)
Balance April 30, 2008	550,000	990,000	13,659,333	136,593	11,940,659	5,648,500		(18,787,728)	(71,977)
Common stock to be issued for deferral of salary (1)						700,000			700,000
Common stock to be issued for deferral of loan payments (1)						525,000			525,000
Common stock to be issued for options (1)						1,225,000			1,225,000

See accompanying notes to financial statements.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)
For the Period May 22, 1997 (Inception) to April 30, 2010

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Preferred Stock		Common Stock		Additional Paid In Capital	Common Stock To Be Issued	Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	(As Restated)		(As Restated)		(As	(As	(As	(As	(As
	Shares	Amount	Shares	Amount	Restated)	Restated)	Restated)	Restated)	Restated)
Net Loss for period ended April 30, 2009								(3,030,740)	(3,030,740)
Balance April 30, 2009	550,000	990,000	13,659,333	136,593	11,940,659	8,098,500		(21,818,468)	(652,715)
Issuance of stock for cash @$1.00 per share			5,000	50	4,950				5,000
Issuance of stock for interest @$0.33 per share			1,950,000	19,500	630,500				650,000
Issuance of stock for loans @$0.33 per share			1,500,000	15,000	485,000				500,000
Issuance of stock for salary @$0.33 per share			1,650,000	16,500	533,500				550,000
Common stock to be issued for deferral of salary (1)						575,000			575,000
Common stock to be issued for deferral of loan payments (1)						431,250			431,250
Common stock to be issued for options (1)						1,055,125			1,055,125
Net Loss for period ended April 30, 2010								(2,097,438)	(2,097,438)
Balance April 30, 2010	550,000	$990,000	18,764,333	$187,643	$13,594,610	10,159,875		$(23,915,907)	$(1,016,220)

(1)	Please refer to the table in Note H “Common Stock to be Issued” for the actual number of shares to be issued which corresponds to each line item.

See accompanying notes to financial statements.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
April 30, 2010

NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Gisser Automotive Concepts, Inc. (the “Company”) (A Development Stage Enterprise) was incorporated May 22, 1997 in the State of New York.  The Company designs automobiles and has developed a prototype for future production.  The prototype is a high performance, mid-engine sports coupe.

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $23,915,907 through April 30, 2010 since inception, has a stockholders’ deficit, negative working capital, and is considered a company in the development stage. Management’s plans include the raising of capital through the equity markets to fund future operations and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Research and Development

The Company’s policy is to expense all research and development costs incurred. The amount of Research and Development, classified within General and Administrative expenses, that has been expensed for April 30, 2010 and April 30, 2009 was $1,205 and $901 respectively. Costs that have an alternative future use, such as tools, molds and prototype automobile are capitalized and depreciated as per SFAS No. 2.

Other costs that have an alternative future use connected solely to the inventory automobile are capitalized and not depreciated as per SFAS No. 2, and have been included within the balance sheet caption “Current Assets - Inventory.”

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
April 30, 2010

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
April 30, 2010

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
April 30, 2010

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

NOTE B – EQUIPMENT

Equipment consists of the following at:

	April 30, 2010	April 30, 2009	Average Useful Life in Years
Machinery and equipment	$38,381	$38,381	7
Prototype automobile	170,675	170,675	5
Tools and molds	1,052,500	1,052,500	15 (Not Placed in Service)
Web site	73,150	73,150	3
Furniture and fixtures	26,827	26,827	5
	1,361,533	1,361,533
Less: accumulated depreciation	138,358	774,445
	$1,223,175	$587,088

NOTE C - RELATED PARTY TRANSACTIONS

The Company has loans from individuals who are related to the Chief Executive Officer of the Company or who are stockholders of the Company.  The loans are secured by the Company’s assets and bear interest at the rate of 10% to 15% per annum.  The total loans outstanding at April 30, 2010 and April 30, 2009 aggregated $217,967 and $431,265, respectively.  The total loan balance outstanding due the President and Chief Executive Officer at April 30, 2010 was $111,095.

During the year ended April 30, 2010, the President advanced the Company an additional $19,785 and was repaid $803.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)
April 30, 2010

NOTE C - RELATED PARTY TRANSACTIONS (CONTINUED)

The company also has agreements with the note holders to issue shares of the Company’s common stock for loans or interest which are not repaid timely and if the note holders agree to defer the payments.   In addition, the Company has agreements with its employees to issue shares of the Company’s common stock for salaries which are not paid timely and if the employees agree to defer salaries.  During the period ended April 30, 2010, no shares were issued for the deferrals of salaries or the deferral of loans but are due in the amount of 200,000 and 150,000 common shares respectively solely pertaining to the fiscal year 2010 deferrals. Please refer to Note F “Commitments and Contingencies“, for the number of shares due to be issued for these and other reasons as well as the corresponding fair value of such common shares to be issued for previous periods. The fair value of such shares are reflected in the balance sheet line item “Common Stock to be Issued” and have a corresponding debit entry to SG&A expense. During the same period ended April 30, 2010, an additional 76,607 common shares are due to be issued for preferred dividends to related parties holding preferred shares. Please refer to Note H “Dividend Policy” for the number of shares due to be issued for this reason as well as the corresponding fair value of such common shares to be issued for previous periods.

Expenses related to the upkeep of the Company’s website were paid to a party related to the President.

NOTE D - INCOME TAXES

The Company has adopted Financial Accounting Statement SFAS No. 109, Accounting for Income Taxes.  Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements.  The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At April 30, 2010 and April 30, 2009, these differences resulted in a deferred tax asset of approximately $8,270,567 and $7,543,470, respectively.

SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Since realization is not assured, the  Company  has  recorded  a  valuation  allowance  for  the entire deferred  tax  asset, and   the accompanying financial statements do not reflect any net asset for deferred taxes at April 30, 2010 and April 30, 2009.

Any amounts listed on the income statement for the payment of taxes refers only to the New York State minimum tax based upon the Capital Base of the company. This amount was $0 and $325 for April 30, 2010 and 2009.

The Company’s net operating loss carry forwards amounted to approximately $23,915,907 at April 30, 2010 which will expire through 2026.

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
April 30, 2010

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
April 30, 2010

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
April 30, 2010

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
April 30, 2010

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
April 30, 2010

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

During the year ended April 30, 2010, the Company was due to issue 200,000 shares of its common stock for the deferral of salary valued at $1.00 to $3.50 per share. The aggregate consideration of $575,000 was recorded as common stock to be issued.

During the year ended April 30, 2010, the Company was due to issue 150,000 shares of its common stock for the deferral of loans valued at $1.00 to $3.50 per share. The aggregate consideration of $431,250 was recorded as common stock to be issued.

During the year ended April 30, 2010, the Company was due to issue 367,000 shares of its common stock for employee options valued at $1.00 to $3.50 per share. The aggregate consideration of $1,055,125 was recorded as common stock to be issued.

During the year ended April 30, 2010, the Company issued 5,000 shares of common stock to unrelated third parties valued at $1.00 per share for cash.

During the year ended April 30, 2010, the Company issued 1,950,000 shares of its common stock for interest valued at $0.33 per share.  The aggregate consideration of $650,000 was recorded as interest payable.

During the year ended April 30, 2010, the Company issued 1,500,000 shares of its common stock to relieve loans valued at $0.33 per share.  The aggregate consideration of $500,000 was recorded as loan payable.

During the year ended April 30, 2010, the Company issued 1,650,000 shares of its common stock for salaries payable valued at $0.33 per share.  The aggregate consideration of $550,000 was recorded as stock based compensation.

The Company has an informal stock option plan. The plan is non-qualified and the options vest and are immediately exercisable.

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
April 30, 2010

NOTE F - COMMITMENTS AND CONTINGENCIES

On May 1, 2007, the Company entered into a 10 year employment contract with the President and Chief Executive Officer.  The annual salary for the year ended April 30, 2010 is $145,000. As of April 30, 2010, the Company has a liability to the President for the deferment of salary payable in the amount of $420,000. The Company is contingently liable under the remainder of the contract for a total of approximately $1,155,000.

The Company has entered into additional employment contracts with key employees which expire in April 2017.  As of April 30, 2010, the Company has a liability to these key employees for the deferment of salary payable of $633,000. The total contingent liabilities under the remainder of these contracts aggregate $1,890,000.  Additionally, if the salary is not paid, the employees will receive an additional 50,000 shares of the Company’s common stock per year for deferring payments.

During the year ended April 30, 2010 and the year ended April 30, 2009, the Company did not issue any shares of the common stock to its employees for the deferral of salary. Please refer to Note G “Common Stock to be Issued” for the details of the shares due and their fair value.

During the year ended April 30, 2010 and the year ended April 30, 2009, the Company did not issue any shares of the common stock to the note holders who made loans to the Company.  These note holders are the President and individuals related to the President.  The shares were to be issued under agreements whereby if the loans were not timely paid or if the note holders agreed to payment deferrals, shares would be issued. Please refer to Note G “Common Stock to be Issued” for the details of the shares due and their fair value.

During the year ended April 30, 2010 and the year ended April 30, 2009, the Company did not issue any shares of its common stock to note holders for the deferment of interest payments as no provisions in any agreement exist for any such issuance of shares for interest payment deferral only loan payment deferrals.

During the year ended April 30, 2010 and the year ended April 30, 2009, the Company did not issue any shares of its common stock to employees for Common Stock Options which are due to be issued to the four directors as part of their employment contracts.  Please refer to Note G “Common Stock to be Issued” for the details of the shares due and their fair value.

Additionally, during the year ended April 30, 2010 and the year ended April 30, 2009, the Company did not issue any shares of its common stock to stockholders of preferred shares as part of our dividends policy. Please refer to Note H “Dividend Policy” for the details of the shares due and their fair value.

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

As of the date of Incorporation, the Company had a common share repurchase provision as follows:
Employees may take salary in the form of Company shares at the rate of one third the current share value in lieu of the dollars payable. Shares that have been previously issued under this provision could have been sold back to the Company at the current share price if funds were available. As of April 30, 2008,

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
April 30, 2010

NOTE F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

the Company amended all employee agreements so that shares are no longer subject to this provision. Further, the Company anticipates that it will not enact this provision in the foreseeable future.

NOTE G – COMMON STOCK TO BE ISSUED

During the time period of application, the Company has refrained from issuing Common Stock for deferral of salary and the deferral of loan payments.  In order to comply with GAAP, the Company has implemented an additional equity category to account for these stocks that have been earned but not yet issued. For April 30, 2010 and April 30, 2009 it was $1,006,250 and $1,225,000 respectively.  Additionally, this account covers Common Stock Options earned but not yet exercised.  These amounts for April 30, 2010 and April 30, 2009 were $1,055,125 and $1,225,000 respectively.

The following is a cumulative roll forward table in this stockholders’ equity account:

	Number of Common Shares To Be Issued	Fair Value of Common Shares To Be Issued
Deferral of Salary
Balance earned as of April 30, 2006	200,000	$700,000
Balance earned as of April 30, 2007	200,000	700,000
Balance earned as of April 30, 2008	200,000	700,000
Balance earned as of April 30, 2009	200,000	700,000
Balance earned as of April 30, 2010	200,000	575,000
Ending Balance as of April 30, 2010	1,000,000	$3,375,000

Deferral of Loans
Balance earned as of April 30, 2006	150,000	$525,000
Balance earned as of April 30, 2007	150,000	525,000
Balance earned as of April 30, 2008	150,000	525,000
Balance earned as of April 30, 2009	150,000	525,000
Balance earned as of April 30, 2010	150,000	431,250
Ending Balance as of April 30, 2010	750,000	$2,531,250

Employee Options
Balance earned as of April 30, 2006	495,000	$605,000
Balance earned as of April 30, 2007	55,000	192,500
Balance earned as of April 30, 2008	336,000	1,176,000
Balance earned as of April 30, 2009	350,000	1,225,000
Balance earned as of April 30, 2010	367,000	1,055,125
Ending Balance as of April 30, 2010	1,603,000	$4,253,675

Total Common Shares to be issued
As of April 30, 2010	3,353,000	$10,159,875

GISSER AUTOMOTIVE CONCEPTS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
April 30, 2010

 NOTE G – COMMON STOCK TO BE ISSUED (CONTINUED)

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

As of April 30, 2010, the following outlines the arrearages in preferred stock dividends to our four directors and officers who are the only holders of such stock that have not been issued. These dividends can be taken in common stock in lieu of cash and have been outlined below as if they will be taken in lieu of cash:

Period (Year Ended)	Dividend Due (if taken in cash)	Per Share Amount (1/3 last share price)	Common Shares Issued (in lieu of cash dividend)

April 30, 2006	$55,000	$1.167		47,143
April 30, 2007	$55,000	$1.167		47,143
April 30, 2008	$55,000	$1.167		47,143
April 30, 2009	$55,000	$1.167		47,143
April 30, 2010	$55,000	$0.718		76,607
Total	$275,000		Total	265,179

The aggregate number of common shares we would have to issue in lieu of cash if we elected to pay dividends in common shares for fiscal 2006, 2007, 2008, 2009 and the year ended April 30, 2010 would be 265,179.